Form 10-K
period 2011-12-31
Pivotal Group Inc.
filed 2012-03-28
CIK 1522214

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2011


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-54426

                         PIVOTAL GROUP INC.
           (Exact name of registrant as specified in its charter)

                   DRIFTWOOD ACQUISITION CORPORATION
                    (Former Name of Registrant)

            Delaware                           45-1876246
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                        3145 Greem Valley Road
                      Birmingham, Alabama 35243

        (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:    205-977-7755

    Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                              March 15, 2012

Common Stock, par value $0.0001                 6,500,000

Documents incorporated by reference:            None


                               PART I

Item 1.  Business


      Pivotal Group Inc. (formerly Driftwood Acquisition Corporation ("Pivotal" or the "Company") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     Pivotal has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred. Pivotal has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     Tiber Creek Corporation, a shareholder of the Company, will assist the Company in locating a target company with which to enter into a business combination and assist it in the preparation and filing of a registration statement for its securities and the introduction to brokers and market makers.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2011, Pivotal had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, Pivotal had sustained net loss of $1,343 and had accumulated a deficit of $1,343.

     On February 1, 2012, the Company effected a change in it control with the following actions:

    1.  The redemption of an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    2. The appointment and election of new officers and directors were appointed and elected.

    3.  The resignation of the prior officers and directors.

    On February 2, 2012, the Company issued 6,000,000 shares of its common stock. The Company filed a Form 8-K with the Securities and Exchange Commission noticing the change of control and change of company name.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Pivotal as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Pivotal.

      There is no assurance that Pivotal will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Tiber Creek Corporation at no cost to the Company.
Tiber Creek Corporation has agreed to continue this arrangement until the Company completes a business combination.


Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Item 4.  Mine Safety Disclosures.

      Not applicable.



                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

     In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

April 20, 2011      Tiber Creek 	    10,000,000     $1,000
                    Corporation (1)         (9,750,000 of which redeemed)

April 20, 2011     MB Americus LLC (2)      10,000,000	   $1,000
                                            (9,750,000 of which redeemed)

February 2, 2012   M. Duane Lewis	     1,500,000     $150

February 2, 2012   Tom Moore	             1,500,000     $150

Feruary 2, 2012    Robert Ritch	             1,500,000     $150

February 2, 2012   P. K. Smartt	             1,500,000     $150



(1) James M. Cassidy is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek
Corporation.

(2) James McKillop is the sole principal of MB Americus LLC, a California limited liability corporation. Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by MB Americus LLC.


Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of December 31, 2011, Pivotal had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, Pivotal had sustained net loss of $1,343 and had accumulated a deficit of $1,343.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of Pivotal as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Pivotal.

   Pivotal has no operations nor does it currently engage in any business activities generating revenues. Pivotal's principal business objective is to achieve a business combination with a target company.

     Tiber Creek Corporation, a shareholder of the Company, will assist the Company in locating a target company with which to enter into a business combination and assist it in the preparation and filing of a registration statement for its securities and the introduction to brokers and market makers.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     No assurances can be given that Pivotal will be successful in locating or negotiating with any target company.

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

    In analyzing prospective business opportunities, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

   The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

   In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

   While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

   The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

2011 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2011, Pivotal had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, Pivotal had sustained net loss of $1,343 and had accumulated a deficit of $1,343.

    Subsequent to the period covered by this Report, the Company effected a change in its control with the redemption of a majority of its outstanding stock, issuance of new stock, resignation of the then officers and directors and election and appointment of new officers and directors.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2011 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission.
the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia the independent registered public accounting firm for Pivotal, has not issued an attestation report on the effectiveness of Pivotal's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

9B.  Other information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Positions and Offices Held
     -----------------    -----------

     M. Duane Lewis       Director, President
     Tom Moore            Director, Vice President
     Rober Ritch          Director, Treasurer
     P.K. Smartt          Director, Secretary


Management of Pivotal

     Pivotal has no full time employees. The officers and directors will allocate a limited portion of time to the activities of Pivotal without compensation.

    Malcolm Duane Lewis. Mr. Lewis serves as President and a director of the Company. Mr. Lewis graduated from The University of Alabama in 1961 with a degree in Accounting. From 1963 to 1983, Mr. Lewis worked at Polar Meats and Lockers, Bessemer, Alabama, the family meat business, serving as its partner and manager. From 1978 to 1984 Mr. Lewis served as an elected member of the Alabama House of Representatives. From 1983 to 1993, Mr. Lewis worked in commercial real estate with C.F. Halstead Developers, Montgomery, Alabama and Polar-BEK and Baker, Birmingham, Alabama. In 1993, Mr. Lewis started Lewis Enterprises, Inc. developing commercial real estate and serving as a consultant to various entities, including Homart Community Centers, Inc., Chicago, Illinois, Wal-Mart Stores, Target, Books-A-Million, Lowes, and other large commercial chain stores. Mr. Lewis has been the developer of over 30 shopping centers and commercial multi-use projects.

    Tom Moore. Mr. Moore serves as the Vice President and a director of the Company. Mr. Moore received his Master's Degree in Education from William Carey College in 1997. From 1992 to 1995, Mr. Moore was an educational instructor at Memorial Children's Hospital, a facility that provides services to children with emotional disabilities. From 1995 through 1997, Mr. Moore was the Recreation Specialist for the City of Biloxi. From 1997 to 2010, Mr. Moore has been the Director of the Boys and Girls Club, New Hope Program, Gulf Coast. The New Hope Program is designed to provide services to children who exhibit physical, emotional and behavioral disabilities.
The New Hope Program provides services to 48 schools in South Mississippi. Mr. Moore oversaw these programs including supervision of all employees, funding all programs through contractual services, federal grants and community fund raisers and implementing strategic planning for the New
Hope Program, Gulf Coast. Mr. Moore has been instrumental in the formation and development of the Mississippi Centers for Autism and serves as a founding member of the Board of Directors of the Mississippi Mental Health Collaboration Association.

    Robert Ritch. Mr. Ritch serves as Treasurer and a director of the Company. Mr. Ritch received his B.A. degree in business and his J.D. degree
from the Barkley School of Law.   Since 1994, Mr. Ritch has owned and
operated Ritch and Associates which provides consulting services to entrepreneurs and business owners. Mr. Ritch is the president and a director of Paladin Wordwide, Inc., a public reporting company, and the managing member of Paladin Global Investments, Inc., a private equity firm.

    P.K. "Lanny" Smartt. Mr. Smartt serves as Secretary and a director of the Company. Mr. Smartt received his J.D. degree from the Samford University's Cumberland School of Law in 1998. Since 1998, Mr. Smartt has practiced law specializing in the areas of financial and commercial real estate development. Since 2000, Mr. Smartt has worked as a developer on numerous real estate projects ranging from single family residential lots and residences low and high rise condominiums, office, retail and student housing. Mr. Smartt serves as a consultant to private, commercial and governmental interests on development feasibility, operations and sustainability. He has consulted on on over 160 projects throughout the United States. In 2006, Mr. Smartt was named to the President' Leadership Council and recently coordinated multi-state relief efforts following the devastating tornadoes of 2011 in the South.

     There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has four shareholders who also serve as the directors and officers. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only those persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

     The Board of Directors has not established any committees.

   Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of four shareholders who also serve as the corporate directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. There are no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.


Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company. No compensation was paid to the prior officers and directors of the Company. There is no accrual of any compensation pursuant to any agreement with the Company by any officer or director.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2011, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                Amount of Beneficial     Percent of
Name Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy (1)                 10,000,000               50%
  President, Director
James K. McKillop (2)                10,000,000               50%
  Vice President, Director

All Executive Officers and           20,000,000              100%
Directors as a Group (2 Persons)

     (1) As the sole shareholder, officer and director of Tiber Creek Corporation, a Delaware corporation, Mr. Cassidy is deemed to be the beneficial owner of the shares of common stock of Pivotal owned by it.

     (2) As the sole principal of MB Americus LLC, a California business entity, Mr. McKillop is deemed to be the beneficial owner of the shares of Pivotal owned by it.

As of March 15, 2012, subsequent to the change of control of the Company, the following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                Amount of Beneficial     Percent of
Name Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy (1)                 250,000                 3.8%

James K. McKillop                    250,000                 3.8%

M. Duane Lewis     		   1,500,000  		    23.1%
Director, President

Tom Moore                          1,500,000		    23.1%
Director, Vice President

Rober Ritch                        1,500,000		    23.1%
Director, Treasurer

P.K. Smartt                        1,500,000		    23.1%
Director, Secretary

Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

    James M. Cassidy is the former president and a director of Pivotal and the sole officer, director and the shareholder of Tiber Creek Corporation, which is a shareholder of Pivotal.

     James McKillop is the former vice president and a director of Pivotal and the sole manager and member of MB Americus LLC, which is a shareholder of Pivotal.

    As the organizers and developers of Pivotal, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to Pivotal without charge consisting of preparing and filing the charter corporate documents and preparing the registration statement.

   Pivotal is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.


Item 14.  Principal Accounting Fees and Services.

	The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2011
	                 -----------------


                            =======
Audit-Related Fees          $ 750


	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm	            1

Balance Sheet as of December 31, 2011                               2

Statement of Operations for the period from April 20, 2011
 (Inception) to December 31, 2011	                            3

Statement of Changes in Stockholders' Equity for the Period
 from April 20, 2011 (Inception) to December 31, 2011               4

Statement of Cash Flows for the period from April 20, 2011
 (Inception) to December 31, 2011                                   5

Notes to Financial Statements 	                                   6-10

ANTON & CHIA                             CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Pivotal Group, Inc. (the "Company"), formerly known as Driftwood Acquisition Corporation, as of December 31, 2011, and the related statements of operations, stockholders' equity and cash flows for the period from April 20, 2011 (Inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the period from April 20, 2011 (Inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia LLP
Newport Beach, CA
March 28, 2012

                             Pivotal Group, Inc.
                  (formerly Driftwood Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS
                           As of December 31, 2011


  ASSETS


                                                    December 31,
                                                        2011
                                                 -----------------

  Current Assets
    Cash                                         $         2,000
                                                 -----------------
  TOTAL ASSETS	                                 $         2,000
                                                 =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

    Accrued Liabilities                          $           400
                                                 -----------------
            Total Liabilities                    $           400
                                                 -----------------

  Stockholders' Equity
        Preferred stock, $0.0001 par value,      $            -
        20,000,000 shares authorized; none
        outstanding
    Common Stock; $0.0001 par value,                       2,000
      100,000,000 shares authorized;
      20,000,000 shares issued and
      outstanding
  Additional paid-in capital                                 943
  Accumulated deficit                                     (1,343)
                                                 -----------------
          Total Stockholders' Equity             $         1,600
                                                 -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $         2,000
                                                 =================


 The accompanying notes are an integral part of these financial statements

                             Pivotal Group, Inc.
                  (formerly Driftwood Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                              For the Period
           from April 20, 2011 (Inception) to December 31, 2011

                                                  For the period from
                                                   April 20, 2011
                                                    (Inception) to
                                                      December 31,
                                                         2011
                                                 -----------------

    Operating expenses                           $          1,343
                                                 -----------------

    Net loss                                     $         (1,343)
                                                 =================


    Loss per share - basic and diluted           $         (0.00)
                                                 -----------------

    Weighted average shares-basic and diluted          20,000,000
                                                 -----------------




 The accompanying notes are an integral part of these financial statements

                             Pivotal Group, Inc.
                  (formerly Driftwood Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Period from April 20, 2011 (Inception) to December 31, 2011






                             Common Stock           Additional                Total
                          -----------------------   Paid-In     Accumulated   Stockholders'
                          Shares        Amount      Capital     Deficit       Equity

Balance, April 20,
  2011 (Inception)            -         $     -     $    -      $      -      $     -

Shares issued for cash    20,000,000      2,000          -             -         2,000

Additional paid-in
  capital                      -              -        943             -           943

Accumulated deficit            -              -          -        (1,343)       (1,343)
                          ==========     =======    =======     =========      =========
Balance,
 December 31, 2011        20,000,000     $ 2,000    $  943      $ (1,343)      $ 1,600
                          ==========     =======    =======     =========      =========

        The accompanying notes are an integral part of these financial statements


                                    4

                             Pivotal Group, Inc.
                  (formerly Driftwood Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS
                              For the Period
          from April 20, 2011 (Inception) to December 31, 2011


                                                  For the period from
                                                    April 20, 2011
                                                     (Inception) to
                                                  December 31, 2011
                                                 ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $        (1,343)
                                                 ------------------

   Changes in Operating Assets and Liabilities

       Accrued liabilities                                   400
                                                 ------------------
       nET Cash Used by Operating Activities                (943)
                                                 ------------------
CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                  2,000
   Proceeds from stockholders' additional
       paid-in capital                                       943
                                                 ------------------
Net Cash Flows from Financing Activities                   2,943
                                                 ------------------
Net Increase in Cash                                       2,000

Cash at Beginning of Period                                   -
                                                 ------------------
Cash at End of Period                             $        2,000
                                                 ==================


 The accompanying notes are an integral part of these financial statements

                               Pivotal Group, Inc.
                    (formerly Driftwood Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                      Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Pivotal Group, Inc. ("Pivotal" or "the Company"), formerly known as Driftwood Acquisition Corporation ("Driftwood'), was incorporated on
April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Pivotal. The combination normally will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On January 30, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Company's name to Pivotal Group, Inc. and filed such change with the State of Delaware. On February 1, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned, resulting in the change of control of the Company.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

                               Pivotal Group, Inc.
                    (formerly Driftwood Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                      Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES
         (CONTINUED)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

      Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has sustained net loss of $1,343 since inception of the Company on April 20, 2011. Additionally, the Company has accumulated deficit of $1,343 on December 31, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

                               Pivotal Group, Inc.
                    (formerly Driftwood Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                      Notes to the Financial Statements



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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In January 2010, FASB issued ASU No. 2010-01- Accounting for
Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective now. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, FASB issued ASU No. 2010-06   Improving
Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:
1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level
1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either
Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective now. The adoption of the ASU's did not have a material impact on the financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The adoption of this provision did not have a material impact on our financial statements.

                               Pivotal Group, Inc.
                    (formerly Driftwood Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                      Notes to the Financial Statements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08,
"Intangibles-Goodwill and Other (Topic 350): Testing Goodwill
Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement - Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this provision is not expected to have a material impact on our financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

On April 25, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 28, 2012, the date the financial statements were available to be issued.
On January 30, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Company's name to Pivotal Group, Inc. and filed such change with the State of Delaware. February 1, 2012 the following events occurred which resulted in a change of control of the Company:

1.  The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

2. New officers and directors were appointed and elected and the prior officers and directors resigned.
On February 1, 2012, James M. Cassidy resigned as the Company's president, secretary and director.

                               Pivotal Group, Inc.
                    (formerly Driftwood Acquisition Corporation)
                         (A DEVELOPMENT STAGE COMPANY)
                      Notes to the Financial Statements

On February 1, 2012, James McKillop resigned as the Company's vice president and director.

On February 1, 2012, the following persons were elected to the board of directors of the Company: M. Duane Lewis, Tom Moore, Robert Ritch, P.
K. Smartt; and the following persons were appointed to the offices appearing next to their name:

              M. Duane Lewis            President
              Tom Moore            Vice President
              Robert Ritch              Treasurer
              P. K. Smartt              Secretary

On February 2, 2012, the Company issued 6,000,000 shares of its common stock at par for an aggregate of $600 representing 92% of the total outstanding 6,500,000 shares of common stock.

                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PIVOTAL GROUP, INC.


                         By:   /s/ M. Duane Lewis
                                   President (Chief executive officer)
Dated:  March 28, 2012

                          By:   /s/ Robert Ritch
                                    Treasurer (Chief financial officer)

Dated:  March 28, 2012



     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

______________________		Director
M. Duane Lewis

______________________		Director
Tom Moore


Robert Ritch              	Director         March 28, 2012


P. K. Smartt      		Director	 March 28, 2012