Form 10-Q
period 2012-03-31
Pivotal Group Inc.
filed 2012-05-15
CIK 1522214

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012
                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 	000-54426


                     PIVOTAL GROUP, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                            45-1876246
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                       3145 Green Valley Road
                      Birmingham, Alabama 35243

          (Address of principal executive offices)  (zip code)

                              205-977-7755
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2012

Common Stock, par value $0.0001               6,950,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011    1

Statements of Operations for the Three Months ended March 31, 2012 and the period from April 20, 2011 (Inception) to March 31, 2012
(unaudited)							 	 2

Statements of Cash Flows for the Three Months ended March 31, 2012 and the period from April 20, 2011 (Inception) to March 31, 2012
(unaudited)								 3

Notes to Financial Statements (unaudited)                            	4-6

                      Pivotal Group, Inc.
         (formerly known as DRIFTWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS


ASSETS


                                               March 31,	December 31,
                                                  2012		     2011
                                               ----------       -----------
                                              (Unaudited)
 Current Assets
     Cash                                      $  4,500          $   2,000
                                                ---------         ---------
        Total Assets                           $  4,500              2,000
                                                =========	  =========


LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities

      Accrued liabilities                       $   -             $    400
                                                ---------         ---------
      Total liabilities                         $   -             $    400
                                                ---------         ---------


 Stockholders' Equity

    Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     None issued and outstanding                $      -          $     -

     Common Stock, $0.0001 par value,
      100,000,000 shares authorized;
      6,950,000 shares issued and
      outstanding                                    695             2,000

     Additional paid-in capital                    5,898	       943

     Accumulated deficit	                  (2,093)           (1,343)
                                                ---------         ---------
          Total Stockholders' Equity            $  4,500          $  1,600
                                                ---------         ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  4,500          $  2,000
                                                ========= 	  =========


  The accompanying notes are an integral part of these financial statements.



                      Pivotal Group, Inc.
         (formerly known as DRIFTWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS
                         (unaudited)


                                For the three    For the period from
                                 months ended      April 20, 2011
                                  March 31,       (inception) to
                                   2012            March 31, 2012
                               -------------     -----------------


    Operating expenses                   750            2,093
                                  ------------      ------------
    Net loss                    $       (750)      $   (2,093)
                                  ============      ============

    Loss per share -
       basic and diluted        $        -
                                  ------------

    Weighted average shares -      11,275,275
         basic and diluted      ==============


  The accompanying notes are an integral part of these financial statements.

                                       2


                      Pivotal Group, Inc.
         (formerly known as DRIFTWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS
                          (unaudited)

                                                             For the Period from
                                            For the Three      April 20, 2011
                                            Months ended       (inception) to
                                            March 31, 2012     March 31, 2012
 					    --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                    $     (750)     $   (2,093)
                                               ----------      -----------
  changes in operating assets and liabilites

      Accrued liabilities                           (400)              -
                                               ----------      -----------

      Net Cash Used in Operating Activities       (1,150)          (2,093)
                                               ----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES

 Proceeds from the issuance of common stock        5,100            7,100
 Cash paid for redeemed shares                   (1,950)          (1,950)
 Proceeds from stockholders' additional
     paid-in capital                                 500            1,443
                                               ----------      -----------
     Net Cash Provided by Financing Activities     3,650            6,593
                                               ----------      -----------
 Net increase in cash                              2,500            4,500

 Cash at Beginning of Period                       2,000               -
                                               ----------      -----------
 Cash at End of Period                        $    4,500       $    4,500
                                               ==========      ===========


  The accompanying notes are an integral part of these financial statements.

                        Pivotal Group, Inc.
       (formerly known as DRIFTWOOD ACQUISITION CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pivotal Group, Inc. ("Pivotal" or "the Company"), formerly known as Driftwood Acquisition Corporation ("Driftwood'), was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Pivotal. The combination normally will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal
Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange
Act of 1934.

On January 30, 2012, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to Pivotal Group, Inc. and filed such change with the State of Delaware. On February 1, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned, resulting in the change of control of the Company.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of March 31, 2012 and December 31, 2011.

                               4
<PABE>

                        Pivotal Group, Inc.
       (formerly known as DRIFTWOOD ACQUISITION CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE
Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2012, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs
(Level 3 measurements). The three levels of the fair value hierarchy are as follows:

   Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

   Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

   Level 3 inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

                        Pivotal Group, Inc.
       (formerly known as DRIFTWOOD ACQUISITION CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
NOTE 2 - GOING CONCERN

The Company sustained losses from its inception on April 20, 2011 to March 31, 2012. The Company had a net loss of $750 for the three months ended March 31, 2012 and has an accumulated deficit of $2,093 as of March 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

The Company's management plans to pay for all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to
Achieve Common Fair Value Measurement and Disclosure
Requirements in U.S. GAAP and International Financial Reporting
Standards (IFRS) of Fair Value Measurement   Topic 820."  ASU
2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S.
GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. This
ASU did not have a material impact on the Company's financial statements.

NOTE 4   STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2012, 6,950,000 shares of common stock were issued and outstanding and no preferred stock was issued and outstanding.

On April 25, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

On February 1, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On February 2, 2012, the Company issued 6,000,000 shares of its common stock at par for an aggregate of $600.

On March 12, 2012, the Company issued 450,000 shares of its common stock at $0.01 per share for an aggregate of $4,500 to various investors.

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

      Tiber Creek Corporation, a shareholder of the Company, entered into an agreement to assist the Company in locating a target company with which to enter into a business combination and assist it in the preparation and filing of a registration statement for its securities and the introduction to brokers and market makers.

     On February 1, 2012, the Company effected a change in its control with the following actions:

    1. The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    On February 1, 2012, James M. Cassidy resigned as the Pivotal's president, secretary and director.

    On February 1, 2012, James McKillop resigned as the Pivotal's vice president and director.

    On February 1, 2012, the following persons were elected to the board of directors of the Pivotal:

              M. Duane Lewis
              Tom Moore
              Robert Ritch
              P. K. Smartt

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

    On March 12, 2012 the Company issued 450,000 shares of its common stock.

     As of March 31, 2012, Pivotal had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $2,093.

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

     Pivotal is in discussions with PKCCR, LLC, a limited liability company organized on December 19, 2011 under the laws of the State of Florida. PKCCR has been in the developmental stage since inception. PKCCR intends to participate in the development of a conference center and resort in Perdido Key, Florida. PKCCR, LLC intends to acquire and manage all goods and services pertaining to this project. PKCCR plans to partner with travel agencies to help promote and schedule tour groups, align with local convention and visitors bureaus to assist in targeting new and existing business travel opportunities and work closely with meeting and event planners to attract conferences, tradeshows, association meetings, tournaments and special events.

    No agreement has been executed at the time of this Report, but the parties are in discussion of an exchange of all the membership interests in PKCCR for stock of the Company thereby making the Company the sole member interest in PKCCR, LLC.

    The members of PKCCR are also the officers of the Company and the transaction would not be considered an arms--length transaction.

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

     No assurances can be given that Pivotal will be successful in concluding the transaction with the target company or if that transaction is successful that the Company will be successful in developing the business plan.

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


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer and principal financial officer.

      Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

      Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Pivotal has issued common shares pursuant to Section 4(2) of the Securities Act of 1933 as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

April 25, 2011      Tiber Creek 	    10,000,000     $1,000
                    Corporation (1)         (9,750,000 of which redeemed)

April 25, 2011     MB Americus LLC (2)      10,000,000	   $1,000
                                            (9,750,000 of which redeemed)

February 2, 2012   M. Duane Lewis	     1,500,000     $150

February 2, 2012   Tom Moore	             1,500,000     $150

Feruary 2, 2012    Robert Ritch	             1,500,000     $150

February 2, 2012   P. K. Smartt	             1,500,000     $150

March 12, 2012	   			       450,000     $4,500


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

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31.1   Certification of the Chief Executive Officer pursuant
		to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2   Certification of the Chief Financial Officer pursuant
		to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1   Certification of the Chief Executive Officer pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002

     32.2   Certification of the Chief Financial Officer pursuant to
		Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PIVOTAL GROUP, INC.

                               By:   /s/ M. Duane Lewis
                                     President


Dated:   May 15, 2012