Form 10-Q/A
period 2012-06-30
Pivotal Group Inc.
filed 2012-09-13
CIK 1522214

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The accompanying notes are an integral part of these financial statements

Pivotal Group, Inc.

(formerly known as DRIFTWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2012	For the six months ended June 30, 2012	For the period from April 20, 2011 (inception) to June 30, 2012

Revenue	-	-	$-
Cost of revenue	-	-	$-
Gross Profit	-	-	-

Operating expenses	$2,600	$3,350	$4,693
Loss before income tax	(2,600)	(3,350)	(4,693)
Income taxes	0	0	0
Net loss	$(2,600)	$(3,350)	$(4,693)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	9,112,637	9,112,637

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

