Form 10-Q
period 2012-09-30
Pivotal Group Inc.
filed 2012-11-19
CIK 1522214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54426

PIVOTAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1876246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

53 Cahaba Lily Way

Helena, Al 35080

(Address of principal executive offices) (zip code)

205-977-7755

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding as of November 7, 2012
Common Stock, par value $0.0001	11,950,000 shares

Documents incorporated by reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pivotal Group, Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$4,081	$–
Escrowed cash deposits	45,000	–
Prepaid assets	41,250	125,000
TOTAL ASSETS	$90,331	$125,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Due to related party	$183,902	$125,000

Total liabilities	183,902	125,000

Stockholders' deficit:
Preferred stock, $.0001 par value: 20,000,000 shares authorized; no shares issued	–	–
Common stock, $.0001 par value: 500,000,000 shares authorized; 11,950,000 and 5,000,000 shares issued and outstanding, respectively	1,195	500
Additional paid-in capital (1)	(72)	(500)
Deficit accumulated during the development stage	(94,694)	–

Total stockholders' deficit	(93,571)	–

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$90,331	$125,000

(1) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these financial statements

Pivotal Group, Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Cumulative From Inception of Development on December 19, 2011 to September 30, 2012

Revenues	$–	$–	$–	$–	$–

Operating expenses	$86,888	$–	$94,694	$–	$94,694

Net loss	$(86,888)	$–	$(94,694)	$–	$(94,694)

Net loss per common share - basic and diluted	$(0.01)	$–	$(0.02)	$–

Weighted average common shares outstanding - basic and diluted (2)	7,825,824	–	5,938,504	–

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

The accompanying notes are an integral part of these financial statements

Pivotal Group, Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit (Unaudited)

For the Nine Months Ended September 30, 2012

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders'
	Shares	Amount	capital	stage	deficit
Balance, December 31, 2011 (3)	5,000,000	$500	$(500)	$–	$–

Capital contribution	–	–	200	–	200

Recapitalization due to reverse merger	6,950,000	695	228	–	923

Net loss	–	–	–	(94,694)	(94,694)

Balance, September 30, 2012	11,950,000	$1,195	$(72)	$(94,694)	$(93,571)

(3) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these financial statements

Pivotal Group, Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Cumulative From Inception of Development on December 19, 2011 to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94,694)	$–	$(94,694)
Changes in operating assets and liabilities
Net change in prepaid expenses	83,750	–	(41,250)
Net cash used in operating activities	(10,944)	–	(135,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in escrowed cash deposits	(45,000)	–	(45,000)
Net cash used in investing activities	(45,000)	–	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash received in reverse merger	923	–	923
Capital contribution	200	–	200
Borrowings from related party	58,902	–	183,902
Net cash provided by financing activities	60,025	–	185,025

Net increase in cash	4,081	–	4,081

Cash at beginning of period	–	–	–

Cash at end of period	$4,081	$–	$4,081

The accompanying notes are an integral part of these financial statements

Pivotal Group, Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of business and nature of operations

Pivotal Group, Inc. (a Delaware Corporation) (“Pivotal”), formerly known as Driftwood Acquisition Corporation (“Driftwood”), was incorporated on April 20, 2011 and was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. As described in Note 2 below, Pivotal completed a merger transaction with PKCCR, LLC (a Florida limited liability company) (“PKCCR”) on August 24, 2012. As discussed in Note 2, the merger transaction is treated as a reverse acquisition with PKCCR as the accounting acquirer. The “Company” hereafter refers to the legal parent, Pivotal, and its wholly owned subsidiary, PKCCR. The Company has not commenced operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, is considered a development stage company.

The Company has entered into a contract to acquire land for the Company's planned development of Perdido Key conference center and resort and intends to manage all goods and services pertaining to this project. Pivotal plans to partner with travel agencies to help promote and schedule tour groups, align with local convention and visitors bureaus to assist in targeting new and existing business travel opportunities and work closely with meeting and event planners to attract conferences, tradeshows, association meetings, tournaments and special events.

No assurances can be given that Pivotal will be successful in developing the Perdido Key conference center and resort.

Note 2 – Agreement and plan for merger

On August 24, 2012, Pivotal entered into a Stock Exchange Agreement with PKCCR to acquire PKCCR in a stock-for-stock transaction (the “Acquisition”). The Acquisition was effected by Pivotal through the exchange of all of the outstanding membership interests of PKCCR for 5,000,000 shares of common stock of Pivotal. All of the outstanding membership interests of PKCCR were formerly owned by its sole member Lanny Smartt, who also serves as an officer and director of Pivotal. Upon completion of the transaction, the primary shareholder of PKCCR became the controlling shareholder of Pivotal, thus the acquisition was accounted for as a reverse merger for accounting purposes. As a result of the Acquisition, the PKCCR has become a wholly owned subsidiary of Pivotal and Pivotal (as the sole current member of PKCCR) has taken over the operations and business plan of PKCCR. The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction.

Note 3 – Significant accounting policies

These unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s condensed consolidated financial statements; accordingly, actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

a)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Pivotal from the date of the reverse merger, August 24, 2012, through September 30, 2012 and the accounts of PKCCR from January 1, 2012 to September 30, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

b)	Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012 and December 31, 2011.

c)	Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2012 and December 31, 2011, there were no deferred taxes.

d)	Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012, there are no outstanding dilutive securities.

e)	Fair Value of Financial Instruments

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

Pivotal Group, Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Management believes it is not practical to estimate the fair value of advances to stockholder because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Note 4 – Going Concern

The Company does not have positive cash flow from operating activities and its ability to continue as a going concern is dependent on obtaining additional financing or the continuing financial support of its stockholders and other related parties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company plans to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. There can be no assurance that the Company will be successful in its efforts to obtain financing through sale of equity or debt securities. If the Company is not able to obtain additional financing, it will be unable to construct the Perdido Key conference center and resort and bring it to an operational state and will be required to cease operations.

Note 5 – Recent Accounting Pronouncements

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011.The adoption of this ASU did not have a material impact on our financial statements.

Note 6 – Escrowed Cash Deposits

On June 22, 2012, MLD, LLC, a company controlled by Lanny Smartt, who also serves as an officer and director of the Company, entered into a contract to acquire land for the Company's planned development of Perdido Key conference center and resort. On June 30, 2012, MLD, LLC, assigned its rights in the contract to PKCCR. In July 2012, PKCCR paid a $45,000 earnest money deposit towards purchasing the land.  The funds for the deposit were obtained through an advance made to the Company by the Company's controlling shareholder.

Note 7 – Prepaid Expenses

In December 2011, the Company prepaid $125,000 to Tiber Creek Corporation for professional services to assist the Company with merging PKCCR into Pivotal Group Inc., a public reporting company. The merger was completed August 24, 2012 and is more fully described in Note 6. As of September 30, 2012, the company has expensed $87,750 for completed services.

Pivotal Group, Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8 – Related Party Transactions

The Company borrowed from PK Smartt, its Secretary, Treasurer and Director, $183,902 which was used to make the prepayment for professional services related to the merger, make an earnest money deposit towards purchasing he land as indicated above in Note 4, and fund continuing operations. This related party payable is non-interest bearing, has no specified repayment date, and is due on demand.

Note 9 – Common Stock

On July 27, 2012, the Board of Directors of the Company approved to increase the authorized number of shares of common stock from 100,000,000 to 500,000,000 shares.

Note 10 – Subsequent Events

The Company has entered into certain negotiations with Escambia County Florida to procure the necessary development permits and authorizations to proceed with construction. Additionally, Escambia County has consented to secure a municipal bond up to $25,000,000 to fund the conference center portion of the project. The Company has also started the application process for a grant administered by the State of Florida for $12,500,000. These events are not finalized, but the Company does expect a significant portion of the available funds to be awarded and administered in the first and second quarters of 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our current and future operations, business strategies, need for financing, competitive position, ability to retain and recruit personnel, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Overview

On August 24, 2012, Pivotal entered into a Stock Exchange Agreement with PKCCR to acquire PKCCR in a stock-for-stock transaction (the “Acquisition”). The Acquisition was effected by Pivotal through the exchange of all of the outstanding membership interests of PKCCR for 5,000,000 shares of common stock of Pivotal. All of the outstanding membership interests of PKCCR were formerly owned by its sole member Lanny Smartt, who also serves as an officer and director of Pivotal. Upon completion of the transaction, the primary shareholder of PKCCR became the controlling shareholder of Pivotal, thus the acquisition was accounted for as a reverse merger for accounting purposes. As a result of the Acquisition, the Company has become a wholly owned subsidiary of Pivotal and Pivotal (as the sole current member of the Company) has taken over the operations and business plan of PKCCR.

As of September 30, 2012, Pivotal Group Inc. (formerly Driftwood Acquisition Corporation ("Pivotal" or the "Company") had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $94,694 and a net loss of $94,694 for the nine months ended September 30, 2012.

The Company has entered into a contract to acquire land for the Company's planned development of Perdido Key conference center and resort and intends to manage all goods and services pertaining to this project. Pivotal plans to partner with travel agencies to help promote and schedule tour groups, align with local convention and visitors bureaus to assist in targeting new and existing business travel opportunities and work closely with meeting and event planners to attract conferences, tradeshows, association meetings, tournaments and special events.

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

The Company has also filed a Form S-1 registration statement pursuant to the Securities Exchange Act of 1934 to register 950,000 shares of the Company’s common stock to be sold at $1.00 per share. The shares being offered are currently held by officers and directors of the Company as well as 45 individual investors.

Going forward, the Company estimates that it will need to raise approximately $20,000,000 in capital to complete its development of the Perdido Key conference center. It is anticipated that any securities issued in connection with raising these funds will be from a combination of both public and private placement equity offerings as well as through potential debt financing. Any private placement equity offering would be made in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

Results of Operations

As of September 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $94,694. The Company has no operations nor does it currently engage in any business activities generating revenues. Expenses incurred by the Company related to Delaware state fees and legal and accounting fees as required in connection with completing the reverse merger between Pivotal and PKCCR and for preparing the necessary financial statements and other information for the Company’s public filings with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting. The Company has recently engaged consultants to help them with their accounting and SEC reporting to help address this weakness.

The Company's plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital. The Company has recently engaged a consulting firm to help them with their accounting and SEC reporting.

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

PART II. OTHER INFORMATION

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

During the past three years, the Company has issued the following common shares:

DATE	NAME	SHARES	CONSIDERATION

April 25, 2011	Tiber Creek Corporation (1)	10,000,000	$1,000
		(9,750,000 of which redeemed)

April 25, 2011	MB Americus LLC (2)	10,000,000	$1,000
		(9,750,000 of which redeemed)

February 2, 2012	M. Duane Lewis	1,500,000	$150

February 2, 2012	Tom Moore	1,500,000	$150

February 2, 2012	Robert Ritch	1,500,000	$150

February 2, 2012	P. K. Smartt	1,500,000	$150

March 12, 2012	Various investors	450,000	$4,500

February 2, 2012	P. K. Smartt	5,000,000	Sale of PKCCR, LLC

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIVOTAL GROUP, INC.

By: /s/ Mr. P.K. Smartt
Principal Executive Officer

Dated: November 19, 2012

