Form 10-K
period 2012-12-31
Pivotal Group Inc.
filed 2013-04-12
CIK 1522214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-54426

PIVOTAL GROUP INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	45-1876246
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

53 Cahaba Lily Way, Helena, AL 35080	35080
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (205) 977-7755

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $9,500 computed by reference to the price at which the common equity was last sold. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At April 1, 2013, there were 11,950,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Pivotal Group Inc., a Delaware corporation, and its wholly-owned subsidiary, PKCCR, LLC, a Florida limited liability company, on a consolidated basis.

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	risks associated with the real estate industry, including competition, increases in wages, labor relations, energy and fuel costs, actual and threatened pandemics, actual and threatened terrorist attacks, and downturns in domestic and international economic and market conditions, particularly in the state of Florida;
•	risks associated with the real estate industry, including changes in real estate and zoning laws or regulations, increases in real property taxes, rising insurance premiums, costs of compliance with environmental laws and other governmental regulations;
•	the availability and terms of financing and capital and the general volatility of securities markets;
•	changes in the competitive environment in the hotel industry;
•	risks related to natural disasters;
•	litigation; and
•	other risk factors discussed below in this report.

Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

Pivotal Group Inc., a Delaware corporation (the “Company”), is a development stage company planning to construct and develop a conference center and resort in the Florida region. The Company was incorporated in the State of Delaware in April 2011, and was formerly known as Driftwood Acquisition Corporation (“Driftwood” or “Driftwood Acquisition”).

In February 2012, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. Prior to that, on January 30, 2012, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Driftwood Acquisition Corporation to Pivotal Group Inc.

On August 24, 2012, PKCCR, LLC, a Florida limited liability company, was acquired by the Company in a stock-for-stock transaction (the “Acquisition”). PKCCR, LLC was formed in December 2011 in the State of Florida and had limited operations until the time of its acquisition by the Company. Prior to the Acquisition, Driftwood had no ongoing business or operations and was established for the purpose of completing a business combination with a target company, such as PKCCR, LLC. As a result of the Acquisition, PKCCR, LLC has become a wholly owned subsidiary of the Company and the Company (as the sole current member of PKCCR, LLC) has taken over the operations and business plan of PKCCR, LLC. The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities to implement the business plan of PKCCR, LLC.

The Company is located at 53 Cahaba Lily Way Helena, Alabama 35080, and has a mailing address of P.O. Box 256, Helena, Alabama 35080. The Company’s main phone number is (205) 977-7755. The Company maintains a web site at www.pivotalgroupinc.com and the Company routinely intends to post important information on its web site.

Summary

The Company intends to construct and develop Perdido Key Conference Center and Resort (“PKCCR”), a proposed multi-use development project that would consist of 78,000 square feet of conference rooms, meeting rooms, boutique shopping, and ballroom space with approximately 250 private hotel room suites. The Company believes that PKCCR would provide a unique, resort-style experience in a pristine and scenic Gulf Coast setting, offering a high-quality fine dining, premium lodging, event planning and business meeting space in the region. Combining private hotel suite-style rooms with the ability to accommodate special events, meetings and conferences in a sophisticated and refined environment would enable PKCCR the opportunity to operate as a premier vacation, business and events destination on the Gulf Coast. The conference center as planned would be designed to host multiple meetings and groups simultaneously, enabling equal focus on business travel to drive overnight occupancy and local events to fill in occupancy gaps between major conferences. PKCCR would also have the capability to host a wide variety of event types, from lavish weddings to high-end business meetings and tradeshows.

The real estate for the project would contain approximately two acres of beachfront land and 48 acres of adjacent property on Perdido Key Drive. PKCCR would be located in Escambia County, Florida, and would enjoy close proximity to regional international airports located in Atlanta, Birmingham, New Orleans, Tallahassee and Pensacola. The location chosen by the Company (Perdido Key) to develop this property boasts easy access to Perdido Bay, the Gulf Intracoastal Waterway, Lost Key Golf Resort, Ono Island and the Pensacola Naval Air Station and Museum, outlet shopping in Gulf Shores, and the overall natural beauty of a relatively undeveloped beach setting.

The Company believes that PKCCR would take advantage of the resurgence in travel to Florida and newly developed awareness of the beauty of the Florida panhandle area. PKCCR proposes to meet this expected demand by providing a world-class, full-service luxury beachfront business and family destination in the region. PKCCR would offer its customers suite-style rooms, meeting space, entertainment and dining options for government, military, corporate, tourist, family vacationers and local audiences alike. The Company believes that PKCCR would offer a new and unique business conference, special events and vacation alternative in a growing part of the Florida panhandle.

The proposed construction by the Company to construct PKCCR would include an activity center, swimming pool facilities, common area and private beach area. All private suites would have unfettered views of the white sugar sand beaches and calm and tranquil Gulf of Mexico waters. The many beach options, natural walking paths, bike trails, water activities and nearby State parks of PKCCR would all coalesce to create a destination not commonly found in similar resort offerings. Each of these elements, combined with the varied local dining, golf, tennis, shopping and other resort activities and options, would be designed by the Company with the intent to develop a status as a highly sought-after, premier destination for all types of customers. In addition, local historical and naval attractions, dining, shopping, and outdoor activities would be easily and quickly accessible to visitors.

As disclosed in more detail below, the Company has entered into a contract to purchase the land on which PKCCR would be located.

The Company also plans to take advantage of the close proximity to the adjacent Lost Key Golf Club to provide complementary amenities to resort visitors. Lost Key is an established local business that combines golf, tennis and swimming. It provides PKCCR a partnership opportunity to co-market products for enhanced revenue generation.

History

Change of Control

The Company was incorporated in the State of Delaware in April 2011, and was formerly known as Driftwood Acquisition Corporation. In February 2012, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. Prior to that, on January 30, 2012, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Driftwood Acquisition Corporation to Pivotal Group Inc.

Acquisition

On January 30, 2012, Driftwood changed its name to Pivotal Group Inc. Thereafter, on August 24, 2012, PKCCR, LLC, a Florida limited liability company, was acquired by the Company in a transaction whereby the sole member of the limited liability company exchanged his interest in the company for shares of the Company’s common stock (the “Acquisition”). PKCCR, LLC was formed in December 2011 in the State of Florida and had limited operations until the time of its acquisition by the Company. Prior to the Acquisition, Driftwood had no ongoing business or operations and was established for the purpose of completing a business combination with a target company such as PKCCR, LLC.

The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities to fund the project. The Acquisition was effected by the Company through the exchange of all of the outstanding membership interests of PKCCR, LLC for 5,000,000 shares of common stock of the Company. All of the outstanding membership interests of PKCCR, LLC were formerly owned by its sole member P.K. “Lanny” Smartt, who also serves as an officer and director of the Company.

As a result of the Acquisition, PKCCR, LLC became a wholly owned subsidiary of the Company and the Company (as the sole current member of PKCCR, LLC) has taken over the operations and business plan of PKCCR, LLC.

Relationship with Tiber Creek Corporation

In November 2011, the Company (through Mr. Smartt) entered into an engagement agreement with Tiber Creek Corporation, a Delaware corporation (“Tiber Creek”), whereby Tiber Creek would provide assistance to the Company in effecting transactions for the Company to combine with a public reporting company, including: transferring control of such reporting company to Mr. Smartt; preparing the business combination agreement; effecting the business combination; causing the preparation and filing of forms, including a registration statement, with the Securities and Exchange Commission; assisting in making application for quotation of its securities with a quotation service; and assisting in establishing and maintaining relationships with market makers and broker-dealers.

Tiber Creek received cash fees from the Company of $125,000, which funds were loaned to the Company by Mr. Smartt. In addition, each of the Company’s then-current shareholders, Tiber Creek and MB Americus, LLC, a California limited liability company (“MB Americus”), were permitted to retain an aggregate of 500,000 shares in the Company. The engagement agreement also provided for piggyback registration rights for the shares. The engagement agreement further provides that the Company will not at any time take or allow any action (whether by reverse stock split or otherwise) which would have the effect of reducing the absolute number of Shares held by Tiber Creek and MB Americus.

In general, Tiber Creek holds interests in inactive Delaware corporations which may be used by issuers (such as the Company) to reincorporate their business in the State of Delaware and capitalize the issuer at a level and in a manner (i.e. the number of authorized shares and rights and preferences of shareholders) that is appropriate for a public company. Otherwise, these corporations, such as Driftwood Acquisition, are inactive and Tiber Creek does not conduct any business in such corporations.

James Cassidy and James McKillop (who is the sole owner of MB Americus, an affiliate of Tiber Creek) serve only as interim officers and directors of these corporations (such as Driftwood Acquisition) until such time as the changes of control in such corporations are effectuated to the ultimate registering issuers. As the role of Tiber Creek is essentially limited to preparing the corporate structure and organizing the Company for becoming a public company, the roles of Mr. Cassidy and Mr. McKillop are generally limited to facilitating such change of control and securities registration transactions.

Vacant Land Contract

In April 2012, MLD, LLC, a Delaware limited liability company (“MLD”), entered into a Vacant Land Contract (“Original Land Contract”) with WCI Communities, LLC, a Delaware limited liability company (“WCI”), regarding the purchase of several parcels of land totaling two acres of beachfront land and 48 acres of adjacent property on Perdido Key Drive. The land represents the property that would be used to construct PKCCR.

The purchase price (pursuant to the Original Land Contract of April 2012) was $15.9 million, consisting of an initial $5,000 deposit, $95,000 to be payable by a second deposit, and the remainder of $15.8 million at the closing of the transaction. The Company paid the first deposit amount. From July to December 2012, the Company paid a total of $40,000 in earnest money deposits towards the land purchase. The funds for the deposit were obtained through an advance made to PKCCR, LLC by Mr. Smartt, the sole member of PKCCR, LLC.

Effective June 22, 2012, MLD entered into a new agreement for the purchase of the land, an Agreement for the Sale and Purchase of Real Property (“New Land Contract”). Subsequently, on June 30, 2012, MLD conveyed and assigned its interests and rights in the Original Land Contract to PKCCR, LLC. The New Land Contract supersedes the previous Original Land Contract and specifies that the purchase price for the land will be $9.75 million. The $45,000 deposits made by the Company in connection with the Original Land Contract was transferred and credited toward the purchase price under the New Land Contract. In January 2013 an additional $5,000 was paid toward the purchase price. Within two business days after the expiration of the Company’s right to inspect the physical and other conditions of or with respect to the land (the “Inspection Period”), the Company is required to deliver an additional $150,000 to the seller. The balance of $9,550,000 is due upon closing which is required to be held within 30 days after the seller obtains (i) a permit to extend and modify the Army Corps of Engineers permit for the Lost Key Community (the “Permit Modification”), (ii) a transfer from the county approving the transfer of an aggregate of 250 hotel units to the portion of the property to be developed by the Company, and (iii) a height variance from the county approving a height of up to 28 stories. In the event the Permit Modification is not obtained within the designated time frame, the New Land Contract will automatically terminate. The parties have entered into the following amendments to the New Land Contact:

•	The first amendment dated September 20, 2012, extended the Inspection Period to November 30, 2012;
•	The second amendment dated November 29, 2012, MLD extended the Inspection Period to January 31, 2013;
•	The third amendment dated January 30, 2013, extends the Inspection Period to May 1, 2013; and
•	The fourth amendment dated March 29, 2013, extends the Permit Modification date to June 28, 2013.

Based upon the current status of seller’s requirements for closing and the obligation of the Company to secure funding for the remaining balance of the purchase price, management anticipates that closing could occur in July 2013. The Company has been in negotiations with a California based hedge fund for the funding of the Perdido Key project in an amount of $120 million. The Company expects to finalize and execute agreements for funding developments during the second quarter of 2013. In the event that the negotiations with the hedge fund break down, the Company will reach out to other hedge funds with whom it had previously had began discussions regarding financing.

The sole member and officer of MLD is Mr. Smartt, who is also an officer and director of the Company and the sole member and officer of PKCCR, LLC.

The Business: Destination Resorts

The Company plans to develop its business in the premium resorts sector. The magazine Meeting and Conference reports that meeting groups are becoming more resort-oriented, with attractions such as golf, tennis, outdoor activities and natural surroundings becoming more important.

The premium resorts sector is characterized by several important business segments, including: corporate and business travel; special events; tourism; and restaurants and shopping. The business is characterized by seasonality, with the peak season in Florida being from March through September.

Corporate and Business Travel: Destination resorts, such as the PKCCR, are heavily dependent upon travel by business and corporate travelers. The Company believes that the corporate and business travel market segment continues to remain strong. The Hotel Price Index, an independent entity, states that continuing strength in corporate travel, in particular, helped to push up demand and room rates across the hospitality sector in 2011. Moreover, increased hiring in industries such as government, insurance, consulting, high-tech, financial, and health care is driving the need for increased training-related meetings, which often occur at destination resorts. The ability of the Company to garner traction in this segment of the market will be a key factor in the overall success of PKCCR.

Special Events: Customers often book and use destination resorts for special events. The Company expects that such special events will be a key business driver of the PKCCR. The special events segment is comprised of conferences, tradeshows, association meetings, sports tournaments, weddings, gatherings and other events.

Tourism: Destination resorts are typically heavily frequented by tourists. The Company believes that tourism travel, including individual family travel and national and international tour groups, is expected to be a growing segment in 2013 and beyond. Multiple segments of the international market, including South America, have shown increased stability and growth in 2011. With Florida’s new Airline Grant Program committed to funding expanded international air travel, and the historical draw of Florida as a popular international tourist destination, the tourism travel segment should be a key factor in driving PKCCR’s room night occupancy at desirable room rates.

Restaurants and Shopping: Most destination resorts offer significant restaurants and shopping options. These restaurants and specialty shops also benefit from year-round patronage from both local residents and travelers to the surrounding area. The Company expects that PKCCR will enjoy the same benefits, providing revenue opportunities to the Company during Florida’s brief off-season for travel business.

The Business: Florida and Gulf Coast as a Travel Destination

Although long-known for tourism, Florida’s recent worldwide exposure during the 2010 oil spill disaster has had the unexpected effect of accelerating the state’s growth as an international travel destination. While the oil spill was a terrible tragedy that caused great loss of animal life, natural habitat, property values and income for those that make their living from the sea, it was also a catalyst for bringing out the best in people and for showcasing the resilience of the human spirit and our love for the environment. People from all cultural backgrounds and walks of life came together on Florida beaches and wetlands in a heroic effort to restore the Gulf Coast to its former beauty and splendor. The State’s successful recovery from this ecological and economic disaster emphasized America’s commitment to ecological preservation and positioned Florida at the forefront of the “green” revolution.

The Gulf Coast market consists of multiple markets and sub-markets. Perdido Key typically caters to individuals, families and business entities that desire a higher-end vacation and resort destination than what is provided by surrounding developed beach vacation properties. With Atlanta, Birmingham, New Orleans, Tallahassee and Pensacola Regional Airports in close proximity, PKCCR has the opportunity to offer both national and international business and vacation travelers a unique and memorable experience.

The Market

According to preliminary estimates released by VISIT FLORIDA, the State of Florida’s official tourism marketing corporation, an estimated 85.9 million visitors came to Florida in 2011, an increase of 4.4 percent over 2010. The year 2011 represented a record year for visitation to Florida, exceeding the previous high of 84.5 million in 2007. Direct travel-related employment in Florida also rose to a near record high of 1,013,100, adding more than 38,000 jobs and representing a 3.9 percent increase over 2010. Tourism-related spending and tax revenues in 2011 reached record highs as well, with an estimated $67.3 billion in taxable sales and $4.0 billion in sales tax revenues. These figures, which represent 7.2 percent increases over 2010, exceed the previous highs of $65.5 billion and $3.9 billion, respectively, in 2007.

On March 1, 2012, the State of Florida’s official tourism marketing corporation announced its new Airline Grant Program, which would support Destination Marketing Organizations (DMOs) within the State of Florida and stimulate the Florida economy by expanding international air service to the Sunshine State. VISIT FLORIDA will budget up to $250,000 per year through 2016 to support the program. The Airline Grant Program is the latest effort by VISIT FLORIDA to increase the State’s share of the growing international travel market.

The Associated Press recently reported a stunning post-oil-spill rebound by Panhandle beaches, which were bright spots in 2011 for a Florida tourism industry that has weathered some hard times in recent years. The $60 billion tourism industry experienced modest growth in 2011, and the Company expects the industry to continue to improve along with the nation’s economy.

The economic downturn of the past four years, combined with the devastation of the oil spill two years ago, has shown that Florida’s tourism industry possesses an undeniable staying power capable of weathering multiple economic, natural, and manmade challenges to the marketplace. The current statistics, showing not only a rise in tourism dollars overall, but a stunning rebound by Panhandle beaches, attests to a breadth of local offerings and their relative longevity as a vacation destination.

Entry of the Company into the Market

The Company will enter its market by constructing and developing PKCCR. Located on the Gulf of Mexico, PKCCR would enjoy the advantage of an area recognized worldwide for the beauty of its white sand beaches, large picturesque dunes, and relaxing family atmosphere. Perdido Key, Florida is one of the few remaining places where a high-end resort and full-service business meeting destination can be combined with the romantic, undisturbed beauty of nature.

PKCCR is located in close proximity to the Pensacola Naval Air Station. Currently, there are no local facilities available for significant gatherings, meetings and conferences of naval/governmental personnel. It is expected that approximately 33% of available meeting room space and private hotel suite space will be occupied year-round by military personnel.

Each of the chosen target markets has exhibited historical growth and stability and shows potential for continued future growth. Use of a variety of marketing strategies and activities aimed at the target markets would help ensure that PKCCR can meet or exceed its occupancy goals. PKCCR will capitalize on the close proximity of the Atlanta, Birmingham, New Orleans, Tallahassee and Pensacola Regional Airports to drive regional and international travel through promotional offerings.

Services

The Company plans to develop PKCCR into a leading multi-development property. PKCCR is expected to offer the following amenities on-site:

•	Meeting rooms
•	Ballroom space
•	Conference facilities
•	Special events planning
•	Hosting and catering
•	Private hotel suites
•	Restaurants
•	Specialty shopping
•	Private and public beaches
•	Partnership access to golf and tennis, nature trails, biking and water sports

The Company believes that offering such a comprehensive array of hospitality and service offerings will help to position PKCCR as a premier business, event and vacation destination.

Pricing

The hotel room suites are expected to be priced between approximately $120 and $280 per night, depending on the type of room, day of week, season and other relevant pricing considerations.

Competition

Currently, there are no facilities similar in nature and in close proximity to the proposed PKCCR location. Gulf Shores and Pensacola Beach primarily offer private room hotels. While Pensacola has the closest conference center/meeting room facility, the facility is in an urban setting and the Company believes cannot compete with the pristine and scenic beach setting offered by PKCCR. Additionally, the surrounding locations see significant tourism dollars from a younger demographic than will be targeted by PKCCR.

The Company believes that it will benefit from a lack of any similar offering in the region, and the desirability of beach locations for business travel, tourism, special events and gatherings. Located in an urban setting, the Pensacola Conference Center simply lacks the unique beauty and feel of a quiet, private beach destination.

In the vacation and tourism market, competition will come primarily from various condominium complexes, cottages and privately-owned homes. PKCCR will not only accommodate larger groups, but will also plan to offer a wider range of amenities and services, including room service, private beach access, fine dining and shopping as well as convenient access to golf, tennis and additional swimming facilities.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy. The Company hopes to work with several strategic partners in important areas of its business and operations. However, currently, the Company has no such strategic partners.

The Company would like to form a partnership with WCI Properties that will provide PKCCR customers with access to golf, tennis and additional swimming facilities adjacent to the conference center. In addition, the Company wants to partner and form various alliances with meeting and event planners. The Company may also choose to partner with Arnot management firm to handle the day-to-day management operations of PKCCR.

PKCCR plans to partner with travel agencies to help promote and schedule tour groups, align with local convention and visitors bureaus to assist in targeting new and existing business travel opportunities and work closely with meeting and event planners to attract conferences, tradeshows, association meetings, tournaments and special events.

Marketing Strategy

The Company has conducted limited advertising and marketing to date as the primary focus of the Company since inception has been to concentrate on beginning its construction and development efforts. The Company has, however, given substantial attention to constructing the marketing strategy and plans that it will use once its project enters the marketplace.

The Company eventually anticipates a significant budget and need for marketing activities. The primary focus of marketing campaigns will be designed to help the Company find new customers and to increase awareness of PKCCR and what it offers to various segments of prospective customers. A variety of marketing approaches, emphasizing the unique, natural beauty and rich history of the Florida panhandle, are expected to be used in order to attract new resort visitors and to entice previous visitors to return to the area and are listed below:

Advertising, Direct Marketing and Public Relations

•	Chamber of Commerce advertising and promotions
•	Direct mail campaigns and special offerings
•	Radio advertising
•	Proactive outreach to travel writers and influential persons
•	Advertisements in national/international travel publications
•	Highly visible promotional offerings via membership clubs
•	Targeted Escambia County advertising campaigns

Web (Internet) Presence

•	Interactive public-facing website and customer portals
•	Online visibility and customer relationship-building through search engine optimization and social media strategies
•	Listings in online directories and tourism and travel websites
•	Purchases of online banners and other online advertising space

Build Loyal Customer Base

•	Partnerships with local, regional, national and international businesses via favorable corporate and group pricing
•	Offer repeat customer incentives
•	Business partnerships
•	Local convention and visitors bureau involvement
•	Partner with third-party planners such as Helms Briscoe to drive national and international conferences, events scheduling and tourist groups
•	Partner with Pensacola Naval Air Station
•	Partner with WCI Communications

Sales Strategy

The Company expects that its sales team will work closely with the marketing team to convert prospects into new customers. The sales team will be structured to align with target markets based on territory and buying patterns. Sales goals will be focused on sleeping room occupancy, meeting room bookings and catering revenue. The sales team will be incentivized to obtain repeat business through building long-term relationships with government and commercial clients. The sales team will be structured along the following focus areas:

•	Third party relationships (i.e. planners such as Helms Briscoe)
•	Conventions, tradeshows and association sales
•	Corporate/group sales
•	Government/military
•	Special events
•	Leasing agents for specialty shops

Operations

The Company plans to acquire and manage all goods and services pertaining to the development of PKCCR. The Company expects that construction of the hotel and the conference center will use approximately 67,000 square feet for the conference center and approximately 11,000 square feet for the restaurant.

Revenues

Since its inception, PKCCR has focused its efforts on conducting market research and development, and has devoted little attention or resources to sales and marketing or generating near-term revenues and profits. The Company has no revenues to date and has not realized any profits as of yet. In order to succeed, the Company needs to develop a viable strategy to market PKCCR once it has been constructed and developed. At present, the Company has no defined strategy to earn near-term revenues and profits.

Equipment Financing

The Company has no existing equipment financing arrangements. As the Company begins to implement its construction and developments plans for PKCCR, the Company may establish such arrangements.

Intellectual Property

At present, the Company does not possess any intellectual property protection. The Company may decide in the future to pursue efforts to protect its intellectual property, trade secrets and proprietary methods and processes.

Research and Development

The Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities.

Employees

The Company presently has three part-time employees, which consist of the three executive officers. At present, none of the employees/officers receive any salaries or other compensation (and no salaries or compensation have been accrued). The employees/officers will not receive any compensation until, and if, the Company raises or procures adequate capital (through operations, private financings, a primary public offering or otherwise) to pay any such compensation.

None of the Company’s employees/officers are presently employed by the Company in a full-time capacity.

The Company currently has no employees other than its officers, but it expects that it will hire additional personnel upon raising additional capital and as the Company implements its business plan.

Property

The corporate headquarters of the Company are located at 53 Cahaba Lily Way, Helena, Alabama 35080. The Company uses a mailing address of P.O. Box 256, Helena, AL 35080. The Company is currently utilizing corporate office space from a building owned by Mr. Smartt, an officer and director of the Company, which is used by Mr. Smartt for other businesses. Mr. Smartt is not presently charging the Company any rent or other lease costs associated with the rented space and any accrued rental expense would be inconsequential. There is no written agreement between Mr. Smartt and the Company regarding the lease, and the parties may terminate the lease arrangement at any time.

The Company also has an office in Florida, which is located at 13928 River Road, Suite 802, Pensacola, Florida 32507.

Subsidiaries

Currently, the Company has one subsidiary – PKCCR, LLC. The Company is the sole member of such entity.

Plan of Operation

Business Plan

The basic business plan of the Company centers on the occupancy of its hotel room suites. While the Company also expects that it would earn revenue from conferences and special events on the PKCCR premises as well as restaurants on the premises, the bulk of the Company’s revenues are expected to come from customers of the hotel rooms.

The Company plans to target an average occupancy rate of at least 60 percent.

The Company initially plans to enter selected target markets, targeting to achieve its goal of becoming a premier vacation, business and events destination by:

•	Offering the highest quality service and amenities available in the immediate and surrounding area;
•	Partnering with the Escambia County government for immediate access to a multi-million dollar advertising campaign;
•	Work with the local chamber of commerce to optimize return on advertising dollars spent;
•	Partnering with the Pensacola Naval Flight Services Training Base to provide much needed event and entertainment space;
•	Work with WCI Communities to book and market golf-packages and event-driven occupancy;
•	Partnering with existing businesses, meeting and event planners in target markets;
•	Capitalizing on a unique location and working to enhance and preserve the natural beauty of Perdido Key;
•	Maintaining and growing clientele through excellence in service, amenities and offerings; and
•	Effectively managing operating costs and expenses.

The Pensacola Naval Air Station (“NAS”) serves as a tourist attraction to draw potential clientele to the area. More importantly, however, is the potential for the NAS to serve as a built-in, high-volume conference and meeting facility client that could drive upwards of 30 percent occupancy in not only conference facilities but also occupied room nights. PKCCR will have the ability to build reciprocal marketing relationships with other varied attractions in the region to enhance the available amenities offered and increase sales and profit to both parties.

In order to realize its plans, the Company needs to obtain substantial capital for startup expenses, site preparation, engineering and architecture fees, permits, constructing consulting, developer’s fees, legal fees, insurance and bonding, taxes, administration and overhead, water and sewer tap fees, landscaping, dune restoration, public access improvements, road construction and improvements, contingencies, and other costs. As mentioned above, the Company is currently in negotiations with a California-based hedge fund to provide financing. Once funding is obtained, the Company expects construction to take four years.

The Company has not currently engaged architects to design or contractors to build the resort. Once the construction and development of the resort and conference center is complete, the Company plans to develop an adjoining shopping center.

Potential Revenue

The Company’s is not expected to earn any revenues until it raises adequate capital and completes the construction and development of PKCCR.

ITEM 1A. RISK FACTORS

If any of the following risks actually occur, the business, financial condition or results of operations of the Company would likely suffer. In this case, the market price of the common stock could decline, and investors may lose all or part of their investment.

Risks Related to Our Company and its Business

The Company has no revenues to date.

The Company has generated no revenues to date. To date, most of management’s time, and the Company’s limited resources have been spent in developing its business strategy, researching potential opportunities, contacting partners, exploring marketing contacts, establishing operations and management personnel and resources, preparing its business plan and model, selecting professional advisors and consultants and seeking capital for the Company.

The Company’s independent auditors have issued a report raising a substantial doubt of the Company’s ability to continue as a going concern.

In their audited financial report, the Company’s independent auditors have stated that the Company is dependent on additional debt or equity financing in order to continue operations, which conditions, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company has not sold any services or products to date.

Since inception, the Company has not sold a single service or product. At present, the Company has not begun construction and development of PKCCR.

No assurance of market acceptance.

Even if the Company can successfully construct and develop PKCCR, there can be no assurance that PKCCR will have any competitive advantages. Also, there is no assurance that the market reception will be positive for PKCCR once launched.

The Company is a development-stage company with no operating history of its own and as such any prospective investor cannot assess the Company’s profitability or performance.

Because the Company is a development stage company with no operating history, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. As a company emerging from the development-stage, the Company may, in the future, experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business.

The Company is a development stage company and has a correspondingly small financial and accounting organization. Being a public company may strain the Company’s resources, divert management’s attention and affect its ability to attract and retain qualified officers and directors.

The Company is a development stage company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company’s business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

The Company is a development-stage company and has little experience in construction and development.

The Company is a development-stage company and, although management may have extensive experience in construction and development, the Company itself has minimal history in construction and development. Furthermore, management has little experience with managing a public company. Such lack of experience may result in the Company experiencing difficulty in adequately operating and growing its business. Further, the Company may be hampered by lack of experience in addressing the issues and considerations which are common to growing companies. If the Company’s operating or management abilities consistently perform below expectations, the Company’s business is unlikely to thrive. In addition, although the Company is already a reporting company, the Company’s lack of experience may result, in spite of the successful development and commercialization of PKCCR, in difficulty in managing the operations and finances of a public company.

Reliance on third party agreements and relationships is necessary for development of the Company’s business.

The Company will need strong third party relationships and partnerships in order to develop and grow its business. The Company will be substantially dependent on these strategic partners and third party relationships. To date, the Company has not entered into any such relationships.

The Company expects to incur additional expenses and may ultimately never be profitable.

The Company is a development-stage company and has limited operations to date. The Company will need to begin generating revenue to achieve and maintain profitability. To become profitable, the Company must successfully construct, develop, market and commercialize PKCCR, a process that involves many factors that are beyond the Company’s control, including the type of competition that the Company may encounter. Ultimately, in spite of the Company’s best or reasonable efforts, the Company may never actually generate revenues or become profitable.

If the Company is unable to generate sufficient cash, it may find it necessary to curtail development and operational activities.

The Company has an extensive business plan hinged on its ability to construct, develop, market and commercialize PKCCR. If the Company is unable to construct, develop, market and/or commercialize PKCCR, then it will not be able to proceed with its business plan or successfully develop its planned operations.

The proposed operations of the Company are speculative.

The success of the proposed business plan of the Company will depend to a great extent on the operations, financial condition and management of the Company. Although the Company has a business plan and intends to execute its overall business strategy, limited operations have been conducted to date. As no revenues have been finalized or consummated as of yet, the proposed operations of the Company remain speculative.

The PKCCR project has not completed development.

The Company has not completed the construction or development of PKCCR. No assurance can be given that PKCCR can be developed successfully or that the Company’s implementation of its business strategy for PKCCR will be viable.

No formal market survey has been conducted.

No independent marketing survey has been performed to determine the potential demand for PKCCR. The Company has conducted no marketing studies regarding whether PKCCR would actually be marketable. No assurances can be given that upon marketing, sufficient customer markets and business segments at PKCCR can be developed to sustain the Company’s operations on a continued basis.

One of the Company’s officers and directors beneficially owns and will continue to own a majority of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

Mr. P.K. “Lanny” Smartt, an officer and director of the Company, is currently the beneficial owner of approximately 54% of the Company’s outstanding common stock. As such, he will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium on their investment.

Executive officers and directors of the Company have substantial voting control of the Company, which allows them to exert substantial influence over major corporate decisions.

The Company’s executive officers and directors, in the aggregate, beneficially own approximately 79.5% of the Company’s issued and outstanding capital stock. Accordingly, the present shareholders, by virtue of their percentage share ownership and certain procedures established by the Certificate of Incorporation and by-laws of the Company for the election of its directors, may effectively control the board of directors and the policies of the Company. As a result, these stockholders will retain substantial control over matters requiring approval by the Company’s stockholders, such as (without limitation) the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium on their investment.

The Company depends on its management team to manage its business effectively.

The Company’s future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the relatively early stage of the Company’s business, its future success is highly dependent on its officers to provide the necessary experience and background to execute the Company’s business plan. The loss of any officer’s services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives and the ability to develop a successful strategy to construct, develop, market and commercialize PKCCR, and as such would negatively impact the Company’s possible overall development.

The time devoted by Company management may not be full-time.

It is not anticipated that key officers would devote themselves full-time to the business of the Company at the present time. Once the Company obtains additional financing or generates sufficient revenues and profits, officers may then become employed in a full-time capacity.

The Company does not maintain certain insurance, including errors and omissions and indemnification insurance.

The Company has limited capital and, therefore, does not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. Even assuming that the Company obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations. Any such liability which might arise could be substantial and may exceed the assets of the Company. The Certificate of Incorporation and by-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

The Company is subject to the potential factors of market and customer changes.

The business of the Company is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although the Company intends to continue to develop and improve PKCCR to meet changing customer needs of the marketplace, there can be no assurance that funds for such expenditures will be available or that the Company’s competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts. The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements by adapting and improving the features and functions of PKCCR.

Risks Related to Our Common Stock

There has been no prior public market for the Company’s securities and the lack of such a market may make resale of the stock difficult.

No prior public market has existed for the Company’s securities and the Company cannot assure any investor that a market will ever develop. The Company intends to apply for quotation of its common stock on the OTC Bulletin Board and OTC Markets as soon as possible. However, the Company does not know if it will be successful in such application, how long such application will take, or, that if successful, a market for the common stock will ever develop or continue on the OTC Bulletin Board or OTC Markets. If for any reason the common stock is not quoted on the OTC Bulletin Board or OTC Markets or a public trading market does not otherwise develop, our stockholders may have difficulty selling their common stock should they desire to do so.

The Company does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, stockholders should not expect the Company to pay dividends in the foreseeable future. As a result, stockholders will not receive any return on their investment prior to selling their shares in the Company, if and when a market for such shares develops. Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any stockholder. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid by our stockholders.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the shares commence trading, the trading price of the Company’s common stock may be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

The Company has authorized the issuance of preferred stock with certain preferences.

The board of directors of the Company is authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock. The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Company. No such preferred shares or preferences have been issued to date, but such shares or preferences may be issued at a later time, subject to the sole discretion of the board of directors.

Risks Related to the Real Estate Development Industry

The Company may face significant competition from companies that serve its industries.

The Company may face competition from other companies that offer similar products and services. Some of these potential competitors may have longer operating histories, greater brand recognition, larger client bases and significantly greater financial, technical and marketing resources than the Company possesses. These advantages may enable such competitors to respond more quickly to new or emerging trends and changes in customer preferences. These advantages may also allow them to engage in more extensive market research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. The Company believes that its current and anticipated solutions are, and will be, sufficiently different from existing competition, and that there is limited to no competition in its local area. However, it is nevertheless possible that potential competitors may have or may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margin and loss of market share. The Company may not be able to compete successfully, and competitive pressures may adversely affect its business, results of operations and financial condition.

The Company may be subject to increasing environmental and regulatory restrictions and developments, which may result in increased costs, lower revenue and profits and/or difficulty in conducting business.

Current, or future, environmental regulations may affect the availability or cost of goods and services, such as natural resources, which are necessary to operate the Company’s business. Any violation of these laws could adversely affect the Company and its business. The Company’s operations may necessitate the use and handling of hazardous materials and, as a result, they may be subject to various federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including (without limitation) those regulations governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the cleanup of contaminated sites and the maintenance of a safe work place. These laws impose penalties, fines and other sanctions for noncompliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. The Company could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under these laws. The Company may become subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, these laws could have a material adverse effect on the business, financial condition and results of operations of the Company.

Government regulation could negatively impact the business.

The Company’s business segments may be subject to various government regulations in the jurisdictions in which they operate. Due to the potential wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In April 2012, MLD, LLC, a Delaware limited liability company (“MLD”), entered into a Vacant Land Contract (“Original Land Contract”) with WCI Communities, LLC, a Delaware limited liability company (“WCI”), regarding the purchase of several parcels of land totaling two acres of beachfront land and 48 acres of adjacent property on Perdido Key Drive. The land represents the property that would be used to construct PKCCR.

The purchase price (pursuant to the Original Land Contract of April 2012) was $15.9 million, consisting of an initial $5,000 deposit, $95,000 to be payable by a second deposit, and the remainder of $15.8 million at the closing of the transaction. The Company paid the first deposit amount. From July to December 2012, the Company paid a total of $40,000 in earnest money deposits towards the land purchase. The funds for the deposit were obtained through an advance made to PKCCR, LLC by Mr. Smartt, the sole member of PKCCR, LLC.

Effective June 22, 2012, MLD entered into a new agreement for the purchase of the land, an Agreement for the Sale and Purchase of Real Property (“New Land Contract”). Subsequently, on June 30, 2012, MLD conveyed and assigned its interests and rights in the Original Land Contract to PKCCR, LLC. The New Land Contract supersedes the previous Original Land Contract and specifies that the purchase price for the land will be $9.75 million. The $45,000 deposits made by the Company in connection with the Original Land Contract was transferred and credited toward the purchase price under the New Land Contract. In January 2013 an additional $5,000 was paid toward the purchase price. Within two business days after the expiration of the Company’s right to inspect the physical and other conditions of or with respect to the land (the “Inspection Period”), the Company is required to deliver an additional $150,000 to the seller. The balance of $9,550,000 is due upon closing which is required to be held within 30 days after the seller obtains (i) a permit to extend and modify the Army Corps of Engineers permit for the Lost Key Community (the “Permit Modification”), (ii) a transfer from the county approving the transfer of an aggregate of 250 hotel units to the portion of the property to be developed by the Company, and (iii) a height variance from the county approving a height of up to 28 stories. In the event the Permit Modification is not obtained within the designated time frame, the New Land Contract will automatically terminate. The parties have entered into the following amendments to the New Land Contact:

•	The first amendment dated September 20, 2012, extended the Inspection Period to November 30, 2012;
•	The second amendment dated November 29, 2012, MLD extended the Inspection Period to January 31, 2013;
•	The third amendment dated January 30, 2013, extends the Inspection Period to May 1, 2013; and
•	The fourth amendment dated March 29, 2013, extends the Permit Modification date to June 28, 2013.

Based upon the current status of seller’s requirements for closing and the obligation of the Company to secure funding for the remaining balance of the purchase price, management anticipates that closing could occur in July 2013.

The sole member and officer of MLD is Mr. Smartt, who is also an officer and director of the Company and the sole member and officer of PKCCR, LLC.

The corporate headquarters of the Company are located at 53 Cahaba Lily Way, Helena, Alabama 35080. The Company uses a mailing address of P.O. Box 256, Helena, AL 35080. The Company is currently leasing its corporate office space from a building owned by Mr. Smartt, who is an officer and director of the Company. Mr. Smartt is not presently charging the Company any rent or other lease costs associated with the rented space. There is no written agreement between Mr. Smartt and the Company regarding the lease, and the parties may terminate the lease arrangement at any time.

The Company also has an office in Florida, which is located at 13928 River Road, Suite 802, Pensacola, Florida 32507.

ITEM 3. LEGAL PROCEEDINGS

Our company is not a party to any legal proceedings reportable pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES

Disclosure under this item is not applicable to the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for our common stock and it is not currently quoted or traded on any established public trading market. Although no application has been made to obtain quotation of the Company’s common stock, the Company anticipates an application will be made during 2013.

Holders

At April 1, 2013, we had approximately 51 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Globex Transfer, LLC of Deltona, Florida, to act as the transfer agent of our common stock.

Dividends

The Company has not paid any dividends to date. The Company intends to employ all available funds for the growth and development of its business, and accordingly, does not intend to declare or pay any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable, experiences positive cash flow or obtains additional financing. However, the board of directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the board of directors may receive, if the board of directors so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the board of directors, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the year ended December 31, 2012, without registration under the Securities Act that have not been previously reported.

Purchases of Equity Securities

The Company did not make any purchases of our outstanding common stock during the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our current and future operations, business strategies, need for financing, competitive position, ability to retain and recruit personnel, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Overview

On August 24, 2012, the Company entered into a Stock Exchange Agreement with PKCCR, LLC to acquire PKCCR, LLC in a stock-for-stock transaction (the “Acquisition”). The Acquisition was effected by Pivotal through the exchange of all of the outstanding membership interests of PKCCR, LLC for 5,000,000 shares of common stock of Pivotal. All of the outstanding membership interests of PKCCR, LLC were formerly owned by its sole member, Lanny Smartt, who also serves as an officer and director of the Company. Upon completion of the transaction, the primary shareholder of PKCCR, LLC became the controlling shareholder of the Company, thus the acquisition was accounted for as a reverse merger for accounting purposes. As a result of the Acquisition, PKCCR, LLC has become a wholly owned subsidiary of the Company and the Company (as the sole current member of PKCCR, LLC) has taken over the operations and business plan of PKCCR, LLC.

As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $334,257 and a net loss of $334,257 for the fiscal year ended December 31, 2012.

PKCCR, LLC has entered into a contract to acquire land for the Company’s planned development of Perdido Key conference center and resort and intends to manage all goods and services pertaining to this project. The Company plans to partner with travel agencies to help promote and schedule tour groups, align with local convention and visitors bureaus to assist in targeting new and existing business travel opportunities and work closely with meeting and event planners to attract conferences, tradeshows, association meetings, tournaments and special events.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination with a target company.

Management plans to use their personal funds to pay all expenses incurred by the Company in 2012 and beyond. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Background

The Company was incorporated on April 20, 2011, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of PKCCR, LLC was transferred. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

The Company has also filed a Form S-1 registration statement pursuant to the Securities Exchange Act of 1934 to register 950,000 shares of the Company’s common stock to be sold at $1.00 per share. The shares being offered are currently held by officers and directors of the Company as well as 45 individual selling shareholders.

Going forward, the Company estimates that it will need to raise approximately $20,000,000 in capital to complete its development of the Perdido Key conference center. It is anticipated that any securities issued in connection with raising these funds will be from a combination of both public and private placement equity offerings as well as through potential debt financing. Any private placement equity offering would be made in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have changed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. Discussed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. See Note 3 to our audited financial statements included in this annual report on Form 10-K for the year ended December 31, 2012, for a discussion of those policies.

Going Concern – This discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. We have based our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results, however, may differ from these estimates under different assumptions or conditions.

Since inception of the development stage, the Company has not generated any revenue and its financial position is not sufficient to fund its planned business objective for an extended period of time. The Company is dependent on the sale of equity or debt securities in the next twelve months in order to obtain the requisite capital to continue to pursue its business objectives. If the Company is not able to obtain additional capital through the sale of equity or debt securities, it will not be able to commence its planned commercial real estate development.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations, has negative working capital, and has negative cash flows from operating activities, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company sustained a net loss for the year ended December 31, 2012 of $334,257 and a net loss for the year ended December 31, 2011 of $0 and has an accumulated deficit of $334,257, as of December 31, 2012.

Use of Estimates - The preparation of financial statements, in conformity with US GAAP, requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions we believed to be applicable, and evaluated them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

Contributed Services - In the event that the Company lacks the cash resources to compensate its management team, management may elect to contribute the estimated fair value of those services to additional paid in capital. During the year ended December 31, 2012, management elected to not be compensated for the time they worked helping the Company to get started and to raise capital. Management estimated that the value of the services contributed in 2012 was $187,500 for 2012. The Company did not record any value for services contributed in 2011 as the Company was only in operation for 12 days and the estimated fair value of the services contributed was De minimis.

Fair Value of Financial Instruments - The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

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

Results of Operations

As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception and had an accumulated deficit of $334,257. The Company has no operations nor does it currently engage in any business activities generating revenues. Expenses incurred by the Company related to Delaware state fees and legal and accounting fees as required in connection with completing the reverse merger between the Company and PKCCR, LLC and for preparing the necessary financial statements and other information for the Company’s public filings with the Securities and Exchange Commission, as well as the fair value of services contributed by management for which they received no compensation.

Liquidity and Capital Resources

As of December 31, 2012, the Company had $55,100 in cash and negative working capital of $145,634. As of December 31, 2012, the Company had total liabilities of $272,234. As of December 31, 2012, the Company’s total assets were $126,600 consisting of cash, prepaid expenses and escrowed cash deposits. The Company received $162,902 from related party advances, $100,000 deposit from a potential investor, and $4,225 in cash in connection with the reverse merger transaction that occurred on August 24, 2012.

The Company has entered into a contract to acquire land to build the Perdido Key Conference Center. Management possesses significant experience and expertise in commercial real estate development. Management is currently working to obtain the financing necessary to purchase the land and construct its resort facilities.  The purchase price of the land is $9.75 million, of which we have paid $50,000 as a deposit. Upon completion of a designated inspection period, which is required to be completed on or before May 1, 2013, an additional $150,000 is required to be paid to the seller. Closing is required to be held within 30 days following the obtaining by the seller of certain variances or clearances. If an extension of the permit from the Army Corps of Engineers is not obtained on or before June 28, 2013, the contract to purchase the land will automatically terminate.

The Company has entered into preliminary negotiations to develop an additional property in D’Iberville Mississippi on which management intends to build and develop another hotel and casino. The hotel is contemplated to be approximately 300 rooms and will include a gaming floor that is approximately 75,000 square feet. The Company plans to acquire all the rights to develop this property during the second quarter of 2013.

The Company has been in negotiations with a California based hedge fund for the funding of the Perdido Key project in the amount of $120 million. Additionally, the Company has been negotiating a debt service for the D’Iberville project in the amount of $174 million. Although no formal letters of intent have been entered into, the Company expects to finalize and execute agreements for funding both developments during the second quarter of 2013.

The Company has also been negotiating with architectural and design firms as well as general contractors to work on the Perdido and D’Iberville projects. The Company expects to contract for these services during the second quarter of 2013.

Management anticipates that we will be dependent, for the near future, on additional capital to fund operating expenses and anticipated growth. The report of the Company’s independent registered public accounting firm for the year ended December 31, 2012, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s operating losses have been funded primarily through shareholder advances and other borrowings. We will need additional funding in the future in order to continue our business operations. While we continually look for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on our ability to achieve our longer-term business objectives, and would adversely affect our ability to continue operating as a going concern.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure in response to this item is incorporated herein by reference to Item 4.01 of Form 8-K dated February 27, 2013, and filed with the Commission on March 5, 2013.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, Malcolm Duane Lewis, and our principal financial and accounting officer, P.K. Smartt, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of April 1, 2013, the name and ages of, and position or positions held by, the Company’s executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The board of directors believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the board of directors. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the board of directors to nominate them.

Name	Age	Positions	Director Since	Employment Background
Malcolm Duane Lewis	70	Director & President	2012	Mr. Lewis serves as President and a director of the Company. Mr. Lewis graduated from The University of Alabama in 1961 with a degree in Accounting. From 1963 to 1983, Mr. Lewis worked at Polar Meats and Lockers, Bessemer, Alabama, the family meat business, serving as its partner and manager. From 1978 to 1984 Mr. Lewis served as an elected member of the Alabama House of Representatives. From 1983 to 1993, Mr. Lewis worked in commercial real estate with C.F. Halstead Developers, Montgomery, Alabama and Polar-BEK and Baker, Birmingham, Alabama. In 1993, Mr. Lewis started Lewis Enterprises, Inc., and has since then developed commercial real estate and served as a consultant to various entities, including Homart Community Centers, Inc., Chicago, Illinois, Wal-Mart Stores, Target, Books-A-Million, Lowes, and other large commercial chain stores. Mr. Lewis has been the developer of over 30 shopping centers and commercial multi-use projects.

Tom Moore	56	Director & Vice President	2012	Mr. Moore serves as the Vice President and a director of the Company. Mr. Moore received his Master’s Degree in Education from William Carey College in 1997. From 1992 to 1995, Mr. Moore was an educational instructor at Memorial Children’s Hospital, a facility that provides services to children with emotional disabilities. From 1995 through 1997, Mr. Moore was the Recreation Specialist for the City of Biloxi. From 1997 to 2010, Mr. Moore has been the Director of the Boys and Girls Club, New Hope Program, Gulf Coast. The New Hope Program is designed to provide services to children who exhibit physical, emotional and behavioral disabilities. The New Hope Program provides services to 48 schools in South Mississippi. Mr. Moore oversaw these programs including supervision of all employees, funding all programs through contractual services, federal grants and community fundraisers and implementing strategic planning for the New Hope Program, Gulf Coast. Mr. Moore has been instrumental in the formation and development of the Mississippi Centers for Autism and serves as a founding member of the board of directors of the Mississippi Mental Health Collaboration Association.

Name	Age	Positions	Director Since	Employment Background
P.K. “Lanny” Smartt	43	Director, Secretary & Treasurer	2012	Mr. Smartt serves as Secretary, Treasurer and a director of the Company. Mr. Smartt received his J.D. degree from the Samford University’s Cumberland School of Law in 1998. Since 1998, Mr. Smartt has practiced law specializing in the areas of financial and commercial real estate development. Since 2000, Mr. Smartt has worked as a developer on numerous real estate projects ranging from single family residential lots and residences low and high rise condominiums, office, retail and student housing. Mr. Smartt serves as a consultant to private, commercial and governmental interests on development feasibility, operations and sustainability. He has consulted on over 160 projects throughout the United States. In 2006, Mr. Smartt was named to the President’ Leadership Council and recently coordinated multi-state relief efforts following the devastating tornadoes of 2011 in the South.

There are no family relationships between any director and executive officer of the Company.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of the Company’s directors or executive officers, and none of the Company’s executive officers or directors has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table identifies each person who, at any time during the fiscal year ended December 31, 2012, was a director, officer, or beneficial owner of more than 10% of the Company’s common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed
James K. McKillop	1	1	1
James M. Cassidy	1	1	1
Tiber Creek Corp.	1	1	1
Malcolm Duane Lewis	2	1	1[1]
Tom Moore	2	1	1[1]
P.K. “Lanny” Smartt	3	2	2[1]
Robert Ritch	2	1	1[1]

1 The transaction or transactions not reported on a timely basis were reported in the party’s Annual Statement of Beneficial Ownership of Securities on Form 5 filed for the year ended December 31, 2012.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no significant operations and does not receive any revenues. The adoption of Code of Ethics at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only those persons to whom such code applied.

Committees and Corporate Governance

The board of directors has not established any committees. For reasons similar to those described above, the Company does not have a nominating or an audit committee. At such time that the Company has additional shareholders, a larger board of directors, and commences significant activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. There are no established processes by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Nominating Procedures

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Shareholder Communications

The Company encourages stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of P.K. Smartt, Secretary, 53 Cahaba Lily Way, Helena, AL 35080.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

During the years ended December 31, 2012 and 2011, the Company did not pay any compensation to, and no compensation was earned by, any officer and during the year ended December 31, 2012, and no compensation was paid to or earned by any director of the Company during such year.

Equity Awards

There were no unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of the smaller fiscal year ended December 31, 2012.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers.

Anticipated Officer and Director Remuneration

The Company has not to date paid any compensation to any officer or director. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of April 1, 2013, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) each director and named executive officer; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class[2]
Malcolm Duane Lewis 53 Cahaba Lily Way Helena, AL 35080	1,500,000	12.6%

Tom Moore 53 Cahaba Lily Way Helena, AL 35080	1,500,000	12.6%

P.K. “Lanny” Smartt 53 Cahaba Lily Way Helena, AL 35080	6,500,000	54.4%

James M. Cassidy[3] 215 Aploena Ave. Newport Beach, CA 92662	250,000	2.1%

Named Executive Officers and Directors as a Group (4 persons)	9,750,000	81.6%

Robert Ritch 1616 Westgate Circle, Suite 311 Brentwood, TN 37027	1,500,000	12.6%

1 Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2 Percentage based on 11,950,000 shares of common stock outstanding as of April 1, 2013.

3 Mr. Cassidy was the President of the Company from its inception through February 1, 2012. The information for the shares beneficially owned by Mr. Cassidy was obtained from the report on Form 5 filed by him with the Commission on July 31, 2012. These shares are held in the name of Tiber Creek Corporation, of which Mr. Cassidy is the sole owner and director.

Change of Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

James M. Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 250,000 shares of the Company’s common stock. Tiber Creek has received consulting fees of $125,000 to date from the Company. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently holds 250,000 shares in the Company.

James M. Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of the Company, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the registration statement.

The Company is currently leasing its corporate office space from a building owned by Mr. Smartt, who is an officer and director of the Company. Mr. Smartt is not presently charging the Company any rent or other lease costs associated with the rented space. There is no written agreement between Mr. Smartt and the Company regarding the lease, and the parties may terminate the lease arrangement at any time.

From time to time, the Company receives advances from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company. Through December 31, 2012, Mr. Smartt had advanced $162,902 to the Company for operating expenses. These advances are due and payable on demand. Mr. Smartt is an officer and director, as well as the controlling shareholder, of the Company.

In April 2012, MLD, LLC, a Delaware limited liability company (“MLD”), entered into a Vacant Land Contract (“Original Land Contract”) with WCI Communities, LLC, a Delaware limited liability company (“WCI”), regarding the purchase of several parcels of land totaling two acres of beachfront land and 48 acres of adjacent property on Perdido Key Drive. The land represents the property that would be used to construct PKCCR.

The purchase price (pursuant to the Original Land Contract of April 2012) was $15.9 million, consisting of an initial $5,000 deposit, $95,000 to be payable by a second deposit, and the remainder of $15.8 million at the closing of the transaction. The Company paid the first deposit amount. From July to December 2012, the Company paid a total of $40,000 in earnest money deposits towards the land purchase. The funds for the deposit were obtained through an advance made to PKCCR, LLC by Mr. Smartt, the sole member of PKCCR, LLC.

Effective June 22, 2012, MLD entered into a new agreement for the purchase of the land, an Agreement for the Sale and Purchase of Real Property (“New Land Contract”). Subsequently, on June 30, 2012, MLD conveyed and assigned its interests and rights in the Original Land Contract to PKCCR, LLC. The New Land Contract supersedes the previous Original Land Contract and specifies that the purchase price for the land will be $9.75 million. The $45,000 deposits made by the Company in connection with the Original Land Contract was transferred and credited toward the purchase price under the New Land Contract. In January 2013 an additional $5,000 was paid toward the purchase price. Within two business days after the expiration of the Company’s right to inspect the physical and other conditions of or with respect to the land (the “Inspection Period”), the Company is required to deliver an additional $150,000 to the seller. The balance of $9,550,000 is due upon closing which is required to be held within 30 days after the seller obtains (i) a permit to extend and modify the Army Corps of Engineers permit for the Lost Key Community (the “Permit Modification”), (ii) a transfer from the county approving the transfer of an aggregate of 250 hotel units to the portion of the property to be developed by the Company, and (iii) a height variance from the county approving a height of up to 28 stories. In the event the Permit Modification is not obtained within the designated time frame, the New Land Contract will automatically terminate. The parties have entered into the following amendments to the New Land Contact:

•	The first amendment dated September 20, 2012, extended the Inspection Period to November 30, 2012;
•	The second amendment dated November 29, 2012, MLD extended the Inspection Period to January 31, 2013;
•	The third amendment dated January 30, 2013, extends the Inspection Period to May 1, 2013; and
•	The fourth amendment dated March 29, 2013, extends the Permit Modification date to June 28, 2013.

Based upon the current status of seller’s requirements for closing and the obligation of the Company to secure funding for the remaining balance of the purchase price, management anticipates that closing could occur in July 2013.

The sole member and officer of MLD is Mr. Smartt, who is also an officer and director of the Company and the sole member and officer of PKCCR, LLC.

On August 24, 2012, the Company acquired PKCCR, LLC in a stock-for-stock transaction (the “Acquisition”). PKCCR, LLC was formed in December 2011 in the State of Florida and had limited operations until the time of its acquisition by the Company. The Acquisition was effected by the Company through the exchange of all of the outstanding membership interests of PKCCR, LLC for 5,000,000 shares of common stock of the Company. All of the outstanding membership interests of PKCCR, LLC were formerly owned by its sole member P.K. “Lanny” Smartt, who also serves as an officer and director of the Company.

As a result of the Acquisition, PKCCR, LLC became a wholly owned subsidiary of the Company and the Company (as the sole current member of PKCCR, LLC) has taken over the operations and business plan of PKCCR, LLC.

Director Independence

We have adopted the definition of independent director provided in Rule 4200 of The NASDAQ Stock Market, which excludes a person who is an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board of directors has determined that there are no independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Anton & Chia LLP (“Anton & Chia”), served as our accounting firm for the year ended December 31, 2011. On February 27, 2013, our Board of Directors dismissed Anton & Chia as our independent accountant and engaged Haynie & Company as our new independent accountants for the year ended December 31, 2012. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2012 were $16,260 for 2012 and $750 for 2011.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

We paid $0 to our auditors for tax related work in 2012 and 2011.

All Other Fees

During 2012, the Company paid $4,277 to Anton Chia in connection with filing an S-1 registrations statement. There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2012 and 2011.

Audit Committee

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011, and for the Cumulative Period from December 19, 2011 (inception) through December 31, 2012

Consolidated Statements of Stockholders’ Deficit for the Cumulative Period from December 31, 2011 (inception) through December 31, 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and for the Cumulative Period from December 19, 2011 (inception) through December 31, 2012

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization	S-1	333-183604	2.1	8/29/12
3.1	Certificate of Incorporation					X
3.2	Current Bylaws					X
4.1	Specimen certificate for Registrant’s common stock					X
10.1	Vacant Land Contract	S-1	333-183604	10.1	8/29/12
10.2	Assignment of Contract Rights	S-1/A	333-183604	10.2	11/8/12
10.3	Agreement for Sale and Purchase of Real Property	S-1/A	333-183604	10.3	11/8/12
10.4	First Amendment to Agreement for Sale and Purchase dated September 20, 2012					X
10.5	Second Amendment to Agreement for Sale and Purchase dated November 20, 2012					X
10.6	Third Amendment to Agreement for Sale and Purchase dated January 30, 2013					X
10.7	Fourth Amendment to Agreement for Sale and Purchase dated March 29, 2013					X
10.8	Engagement Agreement with Tiber Creek dated November 11, 2011					X
16.1	Letter dated March 5, 2013, from Anton & Chia LLP	8-K	000-54426	16.1	3/5/13
21.1	List of Subsidiaries					X
31.1	Rule 15d-14a Certification by Principal Executive Officer					X
31.2	Rule 15d-14a Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIVOTAL GROUP INC.

Date: April 12, 2013	By:	/s/ Malcolm Duane Lewis
Malcolm Duane Lewis, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Malcolm Duane Lewis	Director & President (Principal	April 12, 2013
Malcolm Duane Lewis	Executive Officer)

/s/ P.K. “Lanny” Smartt	Director & Treasurer (Principal Financial and Accounting Officer)	April 12, 2013
P.K. “Lanny” Smartt

/s/ Tom Moore	Director	April 12, 2013
Tom Moore

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

OF

PIVOTAL GROUP INC.

(FORMERLY DRIFTWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pivotal Group Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Pivotal Group Inc. and subsidiary (a development stage company) (the Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012, for the period from December 19, 2011 to December 31, 2011, and for the period from inception through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pivotal Group Inc. and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, for the period from December 19, 2011 to December 31, 2011, and for the period from inception through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements and as discussed in Note 4 to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception, has negative working capital and an accumulated deficit, and is dependent on additional debt or equity financing in order to continue its operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also discussed in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Haynie & Company

Salt Lake City, Utah

April 12, 2013

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$55,100	$–
Prepaid expenses	26,500	125,000
Escrowed cash deposits	45,000	–
TOTAL ASSETS	$126,600	$125,000

LIABILTIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$9,132	$–
Accrued expenses	200	–
Due to related party	162,902	125,000
Stock deposit payable	100,000	–
Total liabilities	272,234	125,000

Stockholders' deficit:
Preferred stock, $.0001 par value: 20,000,000 shares authorized; no shares issued	–	–
Common stock, $.0001 par value: 500,000,000 shares authorized; 11,950,000 and 11,000,000 shares issued and outstanding, respectively	1,195	1,100
Additional paid-in capital	187,428	(1,100)
Deficit accumulated during the development stage	(334,257)	–

Total stockholders' deficit	(145,634)	–

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$126,600	$125,000

The accompanying notes are an integral part of these financial statements.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2012	For the Period from December 19, 2011 to December 31, 2011	Cumulative From Inception of Development on December 19, 2011 to December 31, 2012

Revenues	$–	$–	$–

Operating expenses	$334,257	$–	$334,257

Net loss	$(334,257)	$–	$(334,257)

Net loss per common share - basic and diluted	$(0.03)	$–

Weighted average common shares outstanding - basic and diluted	11,335,753	11,000,000

The accompanying notes are an integral part of these financial statements.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Consolidated Statement of Stockholders' Deficit

For the Cumulative Period from December 19, 2011 (inception) to December 31, 2012

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders'
	Shares	Amount	capital	stage	deficit

Balance as of December 19, 2011	11,000,000	$1,100	$(1,100)	$–	$–

Net loss	–	–	–	–	–

Balance, December 31, 2011	11,000,000	$1,100	$(1,100)	$–	–

Capital contribuition	–	–	200	–	200

Recapitalization due to reverse merger	950,000	95	828	–	923

Contributed services by officers	–	–	187,500	–	187,500

Net loss	–	–	–	(334,257)	(334,257)

Balance, December 31, 2012	11,950,000	$1,195	$187,428	$(334,257)	$(145,634)

The accompanying notes are an integral part of these financial statements.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	For the Period from December 19, 2011 to December 31, 2011	Cumulative From Inception of Development on December 19, 2011 to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(334,257)	$–	$(334,257)
Conributed services	187,500	–	187,500
Changes in operating assets and liabilities
Decrease in prepaid expenses	98,500	(125,000)	223,500
Increase in accounts payable	9,132	–	9,132
Increase in accrued liabilities	200	–	200
Net cash used in operating activities	(38,925)	(125,000)	86,075

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in escrowed cash deposits	(45,000)	–	(45,000)
Net cash used in investing activities	(45,000)	–	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash received in reverse merger	4,225	–	4,225
Capital contribution	200	–	200
Borrowings from related party	34,600	125,000	(90,400)
Increase in stock deposit	100,000		100,000
Net cash provided by financing activities	139,025	125,000	14,025

Net increase in cash	55,100	–	55,100

Cash at beginning of period	–	–	–

Cash at end of period	$55,100	$–	$55,100

The accompanying notes are an integral part of these financial statements.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

Note 1 – Description of business and nature of operations

Pivotal Group Inc. (a Delaware Corporation) (“Pivotal” or the “Company”), formerly known as Driftwood Acquisition Corporation (“Driftwood”), was incorporated on April 20, 2011 and was formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. As described in Note 2 below, Pivotal completed a merger transaction with PKCCR, LLC (a Florida limited liability company) (“PKCCR”) on August 24, 2012. As discussed in Note 2, the merger transaction is treated as a reverse acquisition with PKCCR as the accounting acquirer. The “Company” hereafter refers to the legal parent, Pivotal, and its wholly owned subsidiary, PKCCR. The Company has not commenced operations and, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, is considered a development stage company.

On January 30, 2012, the shareholders and the Board of Directors of Driftwood unanimously approved the change of the Company’s name to Pivotal Group Inc. and filed such change with the State of Delaware. On February 1, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned, resulting in the change of control of the company.

The Company has entered into a contract to acquire land for the Company’s planned development of Perdido Key conference center and resort and intends to manage all goods and services pertaining to this project. Pivotal plans to partner with travel agencies to help promote and schedule tour groups, align with local convention and visitors bureaus to assist in targeting new and existing business travel opportunities and work closely with meeting and event planners to attract conferences, tradeshows, association meetings, tournaments and special events.

No assurances can be given that Pivotal will be successful in developing the Perdido Key conference center and resort.

Note 2 – Agreement and plan for merger

On August 24, 2012, Pivotal entered into a Stock Exchange Agreement with PKCCR to acquire PKCCR in a stock-for-stock transaction (the “Acquisition”). The Acquisition was effected by Pivotal through the exchange of all of the outstanding membership interests of PKCCR for 5,000,000 shares of common stock of Pivotal. All of the outstanding membership interests of PKCCR were formerly owned by its sole member Lanny Smartt, who also serves as an officer and director of Pivotal. Upon completion of the transaction, the primary shareholder of PKCCR became the controlling shareholder of Pivotal, thus the acquisition was accounted for as a reverse merger for accounting purposes. As a result of the Acquisition, PKCCR has become a wholly owned subsidiary of Pivotal and Pivotal (as the sole current member of PKCCR) has taken over the operations and business plan of PKCCR.

The following unaudited pro forma consolidated statement of operations aggregates the statements of operations of Pivotal and of PKCCR as of December 31, 2012, accounting for the transaction as a reverse merger with Pivotal, Inc. as the surviving company, giving effect to the transactions, as if the transaction had occurred as of January 1, 2012.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Pivotal Group, Inc. For the Year Ended December 31, 2012	PKCCR, LLC For the Year Ended December 31, 2012	Pro Forma Adjustments	Pro forma Consolidated For the Twelve Months Ended December 31, 2012

Revenues	$–	$–	$–	$–

Operating expenses	$234,501	$108,027		$342,528

Net loss	$(234,501)	$(108,027)	$–	$(342,528)

Net loss per common share - basic and diluted	$(0.02)	$–	$–	$(0.03)

Weighted average common shares outstanding - basic and diluted	11,776,164	–	–	11,776,164

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

Note 3 – Significant accounting policies

These financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for annual financial information, as well as the instructions to Form 10-K. Accordingly, they include all of the information and notes required by US GAAP for complete financial statements.

a)   Principles of Consolidation

The consolidated financial statements include the accounts and operations of Pivotal from the date of the reverse merger, August 24, 2012, through December 31, 2012 and the accounts of PKCCR from inception on December 19, 2011 to December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

b)   Use of Estimates

The preparation of financial statements, in conformity with US GAAP, requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions we believed to be applicable, and evaluated them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

c)   Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2012 and December 31, 2011.

d)   Contributed Services

In the event that the Company lacks the cash resources to compensate its management team, management may elect to contribute the estimated fair value of those services to additional paid in capital. During the year ended December 31, 2012, management elected to not be compensated for the time they worked helping the Company to get started and to raise capital. Management estimated that the value of the services contributed in 2012 was $187,500 for 2012. The Company did not record any value for services contributed in 2011 as the Company was only in operation for 12 days and the estimated fair value of the services contributed was De minimis.

e)   Income Taxes

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2012 and December 31, 2011, there were no deferred taxes.

f)   Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the years ended December 31, 2012 and 2011.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

g)   Fair Value of Financial Instruments

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

h)   Recent Accounting Pronouncements

In July, 2012 the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In February 2012, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Public companies are required to comply with the requirements of ASU 2013-02 for all reporting periods (interim and annual) beginning after December 15, 2012. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2013.

Note 4 – Going Concern

The Company has an accumulated deficit of $334,257 as of December 31, 2012. The Company does not have positive cash flow from operating activities and its ability to continue as a going concern is dependent on obtaining additional financing or the continuing financial support of its stockholders and other related parties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company plans to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. There can be no assurance that the Company will be successful in its efforts to obtain financing through sale of equity or debt securities. If the Company is not able to obtain additional financing, it will be unable to construct the Perdido Key conference center and resort and bring it to an operational state and will be required to cease operations.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

Note 5 – Escrowed Cash Deposits

In April 2012, MLD, LLC, a Delaware limited liability company (“MLD”), entered into a Vacant Land Contract (“Original Land Contract”) with WCI Communities, LLC, a Delaware limited liability company (“WCI”), regarding the purchase of several parcels of land totaling two acres of beachfront land and 48 acres of adjacent property on Perdido Key Drive. The land represents the property that would be used to construct PKCCR.

The purchase price (pursuant to the Original Land Contract of April 2012) was $15.9 million, consisting of an initial $5,000 deposit, $95,000 to be payable by a second deposit, and the remainder of $15.8 million at the closing of the transaction. The Company paid the first deposit amount. From July to December 2012, the Company paid a total of $40,000 in earnest money deposits towards the land purchase. The funds for the deposit were obtained through an advance made to PKCCR, LLC by Mr. Smartt, the sole member of PKCCR, LLC.

Effective June 22, 2012, MLD entered into a new agreement for the purchase of the land, an Agreement for the Sale and Purchase of Real Property (“New Land Contract”). Subsequently, on June 30, 2012, MLD conveyed and assigned its interests and rights in the Original Land Contract to PKCCR, LLC and WCI. The New Land Contract supersedes the previous Original Land Contract and specifies that the purchase price for the land will be $9.75 million. The $45,000 deposits made by the Company in connection with the Original Land Contract was transferred and credited toward the purchase price under the New Land Contract. In January 2013 an additional $5,000 was paid toward the purchase price. Within two business days after the expiration of the Company’s right to inspect the physical and other conditions of or with respect to the land (the “Inspection Period”), the Company is required to deliver an additional $150,000 to the seller. The balance of $9,550,000 is due upon closing; which is required to be held within 30 days after the seller obtains (i) a permit to extend and modify the Army Corps of Engineers permit for the Lost Key Community (the “Permit Modification”), (ii) a transfer from the county approving the transfer of an aggregate of 250 hotel units to the portion of the property to be developed by the Company, and (iii) a height variance from the county approving a height of up to 28 stories. In the event the Permit Modification is not obtained within the designated time frame, the New Land Contract will automatically terminate. The parties have entered into the following amendments to the New Land Contact:

•	The first amendment dated September 20, 2012, extended the Inspection Period to November 30, 2012;
•	The second amendment dated November 29, 2012, MLD extended the Inspection Period to January 31, 2013;
•	The third amendment dated January 30, 2013, extends the Inspection Period to May 1, 2013; and
•	The fourth amendment dated March 29, 2013, extends the Permit Modification date to June 28, 2013.

Based upon the current status of seller’s requirements for closing and the obligation of the Company to secure funding for the remaining balance of the purchase price, management anticipates that closing could occur in July 2013. The Company has been in negotiations with a California based hedge fund for the funding of the Perdido Key project in an amount of $120 million. The Company expects to finalize and execute agreements for funding developments during the second quarter of 2013. In the event that the negotiations with the hedge fund break down, the Company will reach out to other hedge funds with whom it had previously had began discussions regarding financing.

The sole member and officer of MLD is Mr. Smartt, who is also an officer and director of the Company and the sole member and officer of PKCCR, LLC.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

Note 6 – Prepaid Expenses

In December 2011, the Company prepaid $125,000 to Tiber Creek Corporation for professional services to assist the Company with merging PKCCR into Pivotal Group Inc., a public reporting company. The merger was completed August 24, 2012 and is more fully described in Note 2.

For the period ending December 31, 2012, $100,000 of the professional services were expensed for the year.

Note 7 – Related Party Transactions

The Company borrowed $162,902 from Lanny Smartt, its Secretary, Treasurer and Director, which was used to make the prepayment for professional services related to the merger, make an earnest money deposit towards purchasing the land as indicated above in Note 5, and fund continuing operations. This related party payable is non-interest bearing, has no specified repayment date, and is due on demand.

Note 8 – Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011

Current	$200	$–
Deferred	–	–

Total	$200	$–

The Company’s deferred income tax asset and the related valuation allowance are as follows at December 31, 2012 and 2011, respectively.  The deferred tax asset was calculated using a U.S. statutory tax rate of 34% and a state statutory rate, net of federal benefit of 4.29%.

	December 31,
	2012	2011

Deferred tax assets - long-term:
Net operating loss carryforwards	$52,972	–
Total deferred income tax assets	52,972	–
Valuation allowance	(52,972)	–
Total	$–	$–

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

A reconciliation of provision (benefit) for income taxes provided at the federal statutory rate (34% for fiscal years 2012 and 2011) to actual provision for income taxes is as follows:

	December 31,
	2012	2011

Benefit for income taxes computed at federal statutory rate	$110,795	$–
State income taxes, net of federal benefit	13,980	–
Contrubuted services	(63,750)	–
Other	(8,253)	–
Valuation allowance	(52,972)	–

Provision for Income taxes	$(200)	$–

As of December 31, 2012, the Company had net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $138,000 that may be offset against future taxable income through 2032.   Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

The Company files income tax returns in the U.S. federal and Alabama jurisdictions.  Tax years 2011 to current remain open to examination by U.S. federal and state tax authorities.

Note 9 – Subsequent Events

In January 2013, Director, P.K. “Lanny” Smartt accepted an invitation from the Church of Jesus Christ of Latter-Day Saints to serve a 36 month mission. Mr. Smartt and his family will begin service on or about July 1, 2013. It is anticipated that Mr. Smartt will continue some of his primary duties for the Company during this period, and that such service will not cause any delay or hindrance to the business of the Company.

In January 2013, management initiated a $35 million private placement offering to raise capital for its planned commercial real estate development activities. Pursuant to the private placement agreement, each investor is required to invest a minimum of $250,000. In December 2012, management accepted a $100,000 deposit from an investor for the private placement. As more fully described below, subsequent to initiating the private placement, the Company has identified other sources of financing for its planned operations. Management has determined that if these other funding opportunities provide the needed financing, the Company will not move forward with the private placement. As such, management expects to repay the deposit back to the investor when the Company obtains sufficient fund to repay the deposit.

In March 2013, the contract by and between MLD, LLC with WCI Communities, Inc. was amended to extend its closing date and to permit the seller an opportunity to finalize all entitlements.

The Company has entered into preliminary negotiations to develop an additional property in D’Iberville Mississippi that will contain a hotel and casino. The hotel is contemplated to be approximately 300 rooms and includes a gaming floor that is approximately 75,000 square feet. The Company plans to acquire all the rights to develop this property during the second quarter of 2013.

The Company has been in negotiations with California based hedge fund for the funding of the Perdido Key project in an amount of $120 million. Additionally, the Company has been negotiating a debt service for the D’Iberville project in the amount of $174 million. The Company expects to finalize and execute agreements for funding both developments during the second quarter of 2013.

The Company has also been negotiating with architectural and design firms as well as general contractors to work on the Perdido and D’Iberville projects. The Company expects to contract for these services during the second quarter of 2013.

