Form 10-Q
period 2013-03-31
Pivotal Group Inc.
filed 2013-05-13
CIK 1522214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding as of May 12, 2013
Common Stock, par value $0.0001	11,950,000 shares

Documents incorporated by reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$17,887	$55,100
Prepaid expenses	16,500	26,500
Escrowed cash deposits	50,000	45,000
TOTAL ASSETS	$84,387	$126,600

LIABILTIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$29,859	$9,132
Accrued expenses	200	200
Due to related party	147,902	162,902
Stock deposit payable	100,000	100,000
Total liabilities	277,961	272,234

Stockholders' deficit:
Preferred stock, $.0001 par value: 20,000,000 shares authorized; no shares issued	–	–
Common stock, $.0001 par value: 500,000,000 shares authorized; 11,950,000 shares issued and outstanding	1,195	1,195
Additional paid-in capital	281,178	187,428
Deficit accumulated during the development stage	(475,947)	(334,257)

Total stockholders' deficit	(193,574)	(145,634)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$84,387	$126,600

The accompanying notes are an integral part of these financial statements.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Cumulative From Inception of Development on December 19, 2011 to March 31, 2013

Revenues	$-	$-	$-

Operating expenses	$141,690	$–	$475,947

Net loss	$(141,690)	$–	$(475,947)

Net loss per common share - basic and diluted	$(0.01)	$–

Weighted average common shares outstanding - basic and diluted	11,950,000	11,275,275

The accompanying notes are an integral part of these financial statements.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Condensed Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31, 2013

	Common Stock		Additional paid-in	Deficit accumulated during the development	Total stockholders'
	Shares	Amount	capital	stage	deficit

Balance, December 31, 2012	11,950,000	1,195	187,428	(334,257)	(145,634)

Contributed services by officers	–	–	93,750	–	93,750

Net loss	–	–	–	(141,690)	(141,690)

Balance, March 31, 2013	11,950,000	$1,195	$281,178	$(475,947)	$(193,574)

The accompanying notes are an integral part of these financial statements.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Cumulative From Inception of Development on December 19, 2011 to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,690)	$–	$(475,947)
Contributed services	93,750	–	281,250
Changes in operating assets and liabilities
Decrease in prepaid expenses	10,000	–	233,500
Increase in accounts payable	20,727	–	29,859
Increase in accrued liabilities	–	–	200
Net cash used in operating activities	(17,213)	–	68,862

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in escrowed cash deposits	(5,000)	–	(50,000)
Net cash used in investing activities	(5,000)	–	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash received in reverse merger	–	–	4,225
Capital contribution	–	–	200
Borrowings from related party	(15,000)	–	(105,400)
Increase in stock deposit	–	–	100,000
Net cash provided by financing activities	(15,000)	–	(975)

Net increase in cash	(37,213)	–	17,887

Cash at beginning of period	55,100	–	–

Cash at end of period	$17,887	$–	$17,887

Non-Cash Transactions for Investing and Financing Activities:

Issuance of stock in reverse merger	$–	$–	$500

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

The Company’s primary business activity is to develop and operate resort hotels in the Southeastern United States.

The Company has entered into a contract to acquire land for the Company’s planned development of the Perdido Key conference center and resort located near Pensacola, Florida and intends to manage all goods and services pertaining to this project. Pivotal plans to partner with travel agencies to help promote and schedule tour groups, align with local convention and visitors bureaus to assist in targeting new and existing business travel opportunities and work closely with meeting and event planners to attract conferences, tradeshows, association meetings, tournaments and special events.

The Company has entered into preliminary negotiations to develop an additional property in D’Iberville Mississippi that will contain a hotel and casino. The hotel is contemplated to be approximately 300 rooms and includes a gaming floor that is approximately 75,000 square feet. The Company is working to acquire all the rights to develop this property.

No assurances can be given that Pivotal will be successful in developing the Perdido Key conference center or the D’Iberville Mississippi resorts.

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

Note 3 – Significant accounting policies

These financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“US GAAP”) for quarterly financial information, as well as the instructions to Form 10-Q. Accordingly, they include all of the information and notes required by US GAAP for complete interim financial statements.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

a)   Principles of Consolidation

The consolidated financial statements include the accounts and operations of Pivotal from the date of the reverse merger, August 24, 2012, through March 31, 2013 and the accounts of PKCCR from inception on December 19, 2011 to March 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

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

c)   Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have any cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2013 and December 31, 2012.

d)   Contributed Services

In the event that the Company lacks the cash resources to compensate its management team, management may elect to contribute the estimated fair value of those services to additional paid in capital. During the three months ended March 31, 2013, management elected to not be compensated for the time they worked helping the Company to get started and to raise capital. Management estimated that the value of the services contributed during the first quarter of 2013 was $93,750. The Company did not record any value for services contributed during the three months ended March 31, 2012 as the fair value of the services contributed was deemed to be De minimis.

e)   Income Taxes

Under ASC 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2013 and December 31, 2012, there were no deferred taxes.

f)   Loss Per Common Share

Basic earnings or loss per common share is computed on the basis of the weighted average number of shares outstanding during the periods. Diluted earnings or loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive shares during the period. Potential dilutive shares include outstanding stock options and warrants and convertible debt instruments. For periods in which a net loss is reported, potential dilutive shares are excluded because they are antidilutive. Therefore, basic loss per common share is the same as diluted loss per common share for the three months ended March 31, 2013 and 2012.

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

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Note 4 – Going Concern

The Company has an accumulated deficit of $475,947 as of March 31, 2013. The Company does not have positive cash flow from operating activities and its ability to continue as a going concern is dependent on obtaining additional financing or the continuing financial support of its stockholders and other related parties. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company plans to obtain additional financing through the sale of equity or debt securities in order to finance operations until it can generate positive cash flows from operating activities. There can be no assurance that the Company will be successful in its efforts to obtain financing through sale of equity or debt securities. If the Company is not able to obtain additional financing, it will be unable to construct its resort hotel facilities which could result in the Company being forced to cease operations.

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

The purchase price (pursuant to the Original Land Contract of April 2012) was $15.9 million, consisting of an initial $5,000 deposit, $95,000 to be payable by a second deposit, and the remainder of $15.8 million at the closing of the transaction. The Company had paid $50,000 in earnest money deposits towards the purchase of the land as of March 31, 2013.

Effective June 22, 2012, MLD entered into a new agreement for the purchase of the land, an Agreement for the Sale and Purchase of Real Property (“New Land Contract”). Subsequently, on June 30, 2012, MLD conveyed and assigned its interests and rights in the Original Land Contract to PKCCR, LLC and WCI. The New Land Contract supersedes the previous Original Land Contract and specifies that the purchase price for the land will be $9,750,000 million. The $50,000 deposits made by the Company in connection with the Original Land Contract was transferred and credited toward the purchase price under the New Land Contract. The funds for the deposit were obtained through advances made to the Company by Mr. Smartt who is an officer and director of the Company.

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

Based upon the current status of seller’s requirements for closing and the obligation of the Company to secure funding for the remaining balance of the purchase price, management anticipates that closing could occur in July 2013. The Company has been in negotiations with a California based hedge fund for the funding of the Perdido Key project in an amount of $120 million. The Company expects to finalize and execute agreements for funding developments during the second quarter of 2013. In the event that the negotiations with the hedge fund break down, the Company will reach out to other hedge funds with whom it has previously had discussions regarding financing.

The sole member and officer of MLD is Mr. Smartt, who is also an officer and director of the Company.

Note 6 – Prepaid Expenses

In December 2011, the Company prepaid $125,000 to Tiber Creek Corporation for professional services to assist the Company with merging PKCCR into Pivotal Group Inc., a public reporting company. The merger was completed August 24, 2012 and is more fully described in Note 2. As of March 31, 2013, all but $15,000 of the services had been expensed.

Note 7 – Related Party Transactions

As of March 31, 2013, the Company had a liability totaling $147,902 owed to Lanny Smartt, its Secretary, Treasurer and Director, which was used to make the prepayments for professional services related to the merger, make earnest money deposits towards purchasing the land as indicated above in Note 5, and fund continuing operations. This related party payable is non-interest bearing, has no specified repayment date, and is due on demand.

Note 8 – Income Taxes

As of March 31, 2013, the Company had net operating loss carry-forwards for federal and state income taxes of approximately $195,000 and $8,000, respectively that may be offset against future taxable income through 2033.   Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance that the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Pivotal Group Inc.

(formerly known as Driftwood Acquisition Corporation)

(a Development Stage Company)

Notes to the Consolidated Financial Statements

The Company files income tax returns in the U.S. federal and Alabama jurisdictions.  Tax years 2011 to current remain open to examination by U.S. federal and state tax authorities.

Note 9 – Subsequent Events

On May 1, 2013, the designated inspection period for the Perdido Project was completed and an additional $150,000 was paid to the seller.

Management is working with its funding source to finance its commercial real estate development activities. Currently, the Company anticipates completing its financing of the Perdido Project during the third quarter of 2013 and completing a financing for its D'Iberville project during the fourth quarter of 2013 although to date, no definitive agreements have been executed. Management expects the financing to consist of both debt and equity instruments.

The Company continues to negotiate with architectural and design firms as well as with general contractors to work on the Perdido and D’Iberville projects. The Company expects to contract for these services during the second quarter of 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the unaudited condensed consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

As of March 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $475,947 and a net loss of $141,690 for the fiscal quarter ended March 31, 2013.

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

The Company is also planning to develop a 300 room resort hotel and casino in D’Iberville Mississippi. Management of the Company is currently working to acquire all of the rights needed to develop this property.

The Company does not currently engage in any business activities that generate revenues. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no revenue generating operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination with a target company.

Management plans to use their personal funds to pay all expenses incurred by the Company in 2013 and beyond. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Background

The Company was incorporated on April 20, 2011, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of PKCCR, LLC was transferred. The Company was initially formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Going forward, the Company estimates that it will need to raise approximately $400 million in capital to complete its development of its planned resort hotels. It is anticipated that any securities issued in connection with raising these funds will be from a combination of both public and private placement equity offerings as well as through potential debt financing. Any private placement equity offering would be made in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

Results of Operations

As of March 31, 2013, the Company had not generated any revenues, had no income or cash flows from operations since inception, and had an accumulated deficit of $475,947. The Company has no operations nor does it currently engage in any business activities that generate revenue. Expenses incurred by the Company relate primarily to legal and accounting fees as required in connection with assisting the Company with its SEC filings as well as helping the Company obtain a stock symbol. In addition, management recorded $93,750 for the estimated fair value of services contributed by management for which they received no compensation for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, the Company had $17,887 in cash and negative working capital of $193,574. The Company’s total assets were $84,387 consisting of cash, prepaid expenses and escrowed cash deposits. Total liabilities were $277,961 and consisted of $147,902 from related party advances, $100,000 deposit from a potential investor, and $30,029 in accounts payable and accrued liabilities. Management had initially contemplated raising the money for its commercial real estate development activities through a private placement but as described below, management believes that they will be able to obtain the necessary capital from a hedge fund coupled with bank financing. As a result, it is expected that the Company will repay the $100,000 deposit back to the investor later this year.

The Company has entered into a contract to acquire land to build the Perdido Key Conference Center. Management possesses significant experience and expertise in commercial real estate development. Management is currently working to obtain the financing necessary to purchase the land and construct its resort facilities. The purchase price of the land is $9.75 million, of which we have paid $50,000 as a deposit. Upon completion of a designated inspection period, which is required to be completed on or before May 1, 2013, an additional $150,000 is required to be paid to the seller. On May 1, 2013, the designated inspection period was completed and an additional $150,000 was paid to the seller. Closing is required to be held within 30 days following the obtaining by the seller of certain variances or clearances. If an extension of the permit from the Army Corps of Engineers is not obtained on or before June 28, 2013, the contract to purchase the land will automatically terminate.

The Company has entered into preliminary negotiations to develop an additional property in D’Iberville Mississippi on which management intends to build and develop another hotel and casino. The hotel is contemplated to be approximately 300 rooms and will include a gaming floor that is approximately 75,000 square feet. The Company plans to acquire all the rights to develop this property during the fourth quarter of 2013.

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

The Company has also been negotiating with architectural and design firms as well as general contractors to work on the Perdido and D’Iberville projects. The Company expects to contract for these services during the third quarter of 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on April 12, 2013.

ITEM 6. EXHIBITS

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIVOTAL GROUP INC.

Dated: May 13, 2013	By: /s/ Malcolm Duane Lewis_______
Malcolm Duane Lewis, President Principal Executive Officer

Dated: May 13, 2013	By: /s/ P.K. “Lanny” Smartt_________
P.K. “Lanny” Smartt, Treasurer Principal Financial Officer

